Form 10-Q
period 2014-09-30
NAS Acquisition Inc
filed 2015-05-06
CIK 1611742

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

  ☑. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

    ☐  . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______ to _______

NAS Acquisition, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	47-1169948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15321 NW 60th Ave Suite 109 Miami Lakes, FL 33014
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (954) 362-7598

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ . No ☐     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ . No ☐     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	☐ .	Accelerated filer	☐ .
Non-accelerated filer (Do not check if a smaller reporting company)	☐ .	Smaller reporting company	☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  . No ☑.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 29, 2015 the registrant had 8,000,000 issued and outstanding shares of common stock.

NAS Acquisition, Inc.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NAS Acquisition, Inc.

FINANCIAL STATEMENTS
September 30, 2014

NAS Acquisition, Inc.
Balance Sheets (Unaudited)

	September 30, 2014	June 30, 2014
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable - Related party	6,042	0
Total current liabilities	6,042	0

Stockholder's deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	1,700	1,700
Accumulated deficit	(8,542)	(2,500)
Total stockholder's deficit	(6,042)	0

Total liabilities and stockholder's deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NAS Acquisition, Inc.
Statements of Operations (Unaudited)
	Three months ended September 30,
	2014	2013

Revenues	$-	$-

Operating expenses
General and administrative	6,042	-
Total operating expenses	6,042	-

Net loss	$(6,042)	$-

Basic and diluted loss per common share	$(0.00)	$-

Basic and diluted weighted average shares outstanding	8,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

NAS Acquisition, Inc.
Statements of Cash Flows (Unaudited)

Three months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(6,042)	$-
Changes in operating liability:
Accounts payable - Related party	6,042	-
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Net cash provided by financing activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

 NAS Acquisition, Inc.
Notes to Unaudited Financial Statements
September 30, 2014

NOTE 1 –  ORGANIZATION AND DESCRIPTION OF BUSINESS

NAS Acquisition, Inc. ("NAS" or the "Company"), was incorporated in the State of Nevada on May 28, 2014, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

The accompanying unaudited financial statements of NAS Acquisition, Inc. (the "Company" ) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2014.

The results of operations for the three month period ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year ending June 30, 2015.

NOTE 2 – GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has no current revenue sources. The Company's management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

 NAS Acquisition, Inc.
Notes to Unaudited Financial Statements
September 30, 2014

NOTE 3 – RELATED PARTY TRANSACTIONS

At September 30, 2014, the Company owed a related party in the amount of $6,042 to Miguel Dotres, sole director, for payment of the Company's expenses.

NOTE 4 – SUBSEQUENT EVENTS

On March 9, 2015, NAS Acquisition, Inc. (the "Company", "we", or "us") entered into a Share Exchange Agreement and Plan of Reorganization ("Agreement") with On The Move Corporation, ("OTM"), a private company incorporated in Florida in 2014 with offices at 12355 Hagen Ranch Road, Suite 604, Boynton Beach, Florida 33437. At the closing of the Agreement (which is contingent upon the effectiveness of a post-effective amendment to our registration statement and a 80% reconfirmation vote under Rule 419 and other closing conditions), pursuant to the terms of the Agreement, 41,000,000 shares of our common stock, par value $0.0001 per share (the "Common Stock") will be issued to OTM shareholders holding 100% of the issued and outstanding common shares of OTM and 3,200,000 shares of our to be designated Series A convertible preferred stock ("Preferred Stock") will be issued to OTM shareholders holding 100% of the issued and outstanding shares of OTM's Series A convertible preferred stock. Upon completion of the foregoing transactions, (i)  OTM will become our wholly-owned subsidiary, (ii) OTM's common stockholders will acquire 82% of our issued and outstanding common stock, and (iii) OTM's holders of its Series A convertible preferred stock will own 100% of our issued and outstanding Preferred Stock, and (iv) we will change our name to On The Move Corporation.

The closing of the transaction is subject to an effective registration statement with the SEC and the reconfirmation of investors in the Company's offering and approval of the Company's shareholders.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business.  Since the Company's principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations.  Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

Critical Accounting Policy and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

We have had no operating revenues since our inception on May 28, 2014 through September 30, 2014, and have incurred operating expenses in the amount of $8,542 for the same period. Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended September 30, 2014, professional fees expenses were $6,042 compared to $0 for the three months ended September 30, 2013.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were not effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item.2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description

31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAS Acquisition Inc

Date: May 6, 2015	By: /s/ Miguel Dotres
President, CEO, and Director