Form 10-Q
period 2014-12-31
NAS Acquisition Inc
filed 2015-05-06
CIK 1611742

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

  ☑. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

NAS Acquisition, Inc.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NAS Acquisition, Inc.

FINANCIAL STATEMENTS
December 31, 2014

NAS Acquisition, Inc.
Balance Sheets (Unaudited)

	December 31, 2014	June 30, 2014
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable - Related party	6,272	0
Total current liabilities	6,272	0

Stockholder's deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	1,700	1,700
Accumulated deficit	(8,772)	(2,500)
Total stockholder's deficit	(6,272)	0

Total liabilities and stockholder's deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NAS Acquisition, Inc.
Statements of Operations (Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	230	-	6,272	-
Total operating expenses	230	-	6,272	-

Net loss	$(230)	$-	$(6,272)	$-

Basic and diluted loss per common share	$(0.00)	$-	$(0.00)	$-

Basic and diluted weighted average shares outstanding	8,000,000	-	8,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

NAS Acquisition, Inc.
Statements of Cash Flows (Unaudited)

Six months ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(6,272)	$-
Changes in operating liability:
Accounts payable - Related party	6,272	-
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Net cash provided by financing activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

 NAS Acquisition, Inc.
Notes to Unaudited Financial Statements
December 31, 2014

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

The results of operations for the three and six  month periods ended December 31, 2014 are not necessarily indicative of the results for the full fiscal year ending June 30, 2015.

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

NAS Acquisition, Inc.
Notes to Unaudited Financial Statements
December 31, 2014

NOTE 3 – RELATED PARTY TRANSACTIONS

At December 31, 2014, the Company owed a related party in the amount of $6,272 to Miguel Dotres, sole director, for payment of the Company's expenses.

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

Results of Operations

We have had no operating revenues since our inception on May 28, 2014 through December 31, 2014, and have incurred operating expenses in the amount of $8,772 for the same period. Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the six months ended December 31, 2014, professional fees expenses were $6,272 compared with $0 for the six months ended December 31, 2013.

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