Form 10-Q
period 2015-03-31
NAS Acquisition Inc
filed 2015-05-06
CIK 1611742

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

  ☑. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March31, 2015

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

NAS Acquisition, Inc.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NAS Acquisition, Inc.

FINANCIAL STATEMENTS
March 31, 2015

NAS Acquisition, Inc.
Balance Sheets (Unaudited)

	March 31, 2015	June 30, 2014
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Accounts payable - Related party	6,272	0
Total current liabilities	6,272	0

Stockholder's deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	1,700	1,700
Accumulated deficit	(8,772)	(2,500)
Total stockholder's deficit	(6,272)	0

Total liabilities and stockholder's deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NAS Acquisition, Inc.
Statements of Operations (Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenues	$-	$-	$-	$-

Operating expenses
General and administrative	-	-	6,272	-
Total operating expenses	-	-	6,272	-

Net loss	$-	$-	$(6,272)	$-

Basic and diluted loss per common share	$-	$-	$(0.00)	$-

Basic and diluted weighted average shares outstanding	8,000,000	-	8,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

NAS Acquisition, Inc.
Statements of Cash Flows (Unaudited)

Nine months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,272)	$-
Changes in operating liability:
Accounts payable - Related party	6,272	-
Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Net cash provided by financing activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

 NAS Acquisition, Inc.
Notes to Unaudited Financial Statements
March 31, 2015

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

The results of operations for the three and nine month periods ended March 31, 2015 are not necessarily indicative of the results for the full fiscal year ending June 30, 2015.

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

 NAS Acquisition, Inc.
Notes to Unaudited Financial Statements
March 31, 2015

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2015, the Company owed a related party in the amount of $6,272 to Miguel Dotres, sole director, for payment of the Company's expenses.

NOTE 4 – SUBSEQUENT EVENTS

On May 2, 2015, NAS Acquisition, Inc. (the "Company", "we", or "us") entered into an Amended and Restated Share Exchange Agreement and Plan of Reorganization ("Agreement") with On The Move Corporation, ("OTM"), a private company incorporated in Florida in 2014 with offices at 12355 Hagen Ranch Road, Suite 604, Boynton Beach, Florida 33437. At the closing of the Agreement (which is contingent upon the effectiveness of a post-effective amendment to our registration statement and a 80% reconfirmation vote under Rule 419 and other closing conditions), pursuant to the terms of the Agreement, 41,000,000 shares of our common stock, par value $0.0001 per share (the "Common Stock") will be issued to OTM shareholders holding 100% of the issued and outstanding common shares of OTM and 2,500,000 shares of our to be designated Series A convertible preferred stock ("Preferred Stock") will be issued to OTM shareholders holding 100% of the issued and outstanding shares of OTM's Series A convertible preferred stock. Upon completion of the foregoing transactions, (i)  OTM will become our wholly-owned subsidiary, (ii) OTM's common stockholders will acquire 82% of our issued and outstanding common stock, and (iii) OTM's holders of its Series A convertible preferred stock will own 100% of our issued and outstanding Preferred Stock, and (iv) we will change our name to On The Move Corporation.

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

Results of Operations

We have had no operating revenues since our inception on May 28, 2014 through March 31, 2015, and have incurred operating expenses in the amount of $8,772 for the same period. Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the nine months ended March 31, 2015, professional fees expenses were $6,272 compared with $0 for the nine months ended March 31, 2014.

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