Form 10-K
period 2015-06-30
NAS Acquisition Inc
filed 2015-09-29
CIK 1611742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________

FORM 10-K

____________________________

CURRENT REPORT

Pursuant to Section 13 of 15(D) of The
Securities Exchange Act of 1934

Date of Report (Date of earliest event reported) June 30, 2015

________________________________

NAS Acquisition, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	6770	47-1169948
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

15321 NW 60th Ave Suite 109 Miami Lakes, FL 33014
(Address of Principal Executive Offices)

(941) 347-7380
(Registrant's telephone number, including area code)

(Former Name or Former Address, if Changed Since Last Report)
____________________________________________

Check the appropriate box below if the Form 8-K filing is intended to simultaneously satisfy the filing obligation of the registrant under any of the following provisions (see General Instruction A.2. below):

☐	Written communications pursuant to Rule 425 under the Securities Act (17 CFR 230.425)
☐	Soliciting material pursuant to Rule 14a-12 under the Exchange Act (17 CFR 240.14a-12)
☐	Pre-commencement communications pursuant to Rule 14d-2(b) under the Exchange Act (17 CFR 240.14d-2(b))
☐	Pre-commencement communications pursuant to Rule 13e-4(c) under the Exchange Act (17 CFR 240.13e-4(c))

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes  ☐  No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
For the year ended June 30, 2015, the issuer had no revenues.

As of June 30, 2015, there was no trading market for the issuer's common stock, $.0001 par value.

The number of shares outstanding of the issuer's common stock, $.0001 par value, as of September 29, 2015 was 8,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE

NAS Acquisition, Inc.
Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors". We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to NASInc..

PART 1

 ITEM 1.  BUSINESS.

NAS Acquisition, Inc. ("NAS" or the "Company"), was incorporated in the State of  Nevada  on May  28, 2014, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder, the Company never commenced any operational activities.

The Company was formed by Miguel Dotres, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition. Mr. Dotres serves as President and sole Director. Andrew Deme is the Secretary and Treasurer. After creating the Company, Mr. Dotres determined to proceed with filing a Form S-1.

Mr. Dotres, the original President and Director, elected to commence implementation of the Company's principal business purpose, described below under "Plan of Operation". As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their prospective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Shares sold hereunder by the Selling Shareholder will be placed into escrow until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated.  While in escrow, the shares will be held for the benefit of the purchasing shareholder.

Number of Total Employees and Number of Full Time Employees

NAS Acquisition, Inc. is currently in the development stage. During this development period, we plan to rely exclusively on the services of our officers and directors to establish business operations and perform or supervise the minimal services required at this time. We believe that our operations are currently on a small scale and manageable by us. There are no full or part-time employees. The responsibilities are mainly administrative at this time, as our operations are minimal.

ITEM 1A. RISK FACTORS.

LACK OF BLANK CHECK EXPERIENCE MAY LIMIT BUSINESS COMBINATIONS OR RESULT IN POOR ANALYSIS. Our officer has not served as an officer or director of a development stage company with the business purpose of acquiring a target business.  His inexperience may affect his ability to adequately evaluate and successfully consummate a business combination.

RULE 419 LIMITATIONS MAY LIMIT BUSINESS COMBINATIONS. Rule 419 generally requires that the securities to be issued and the funds received in a blank check offering be deposited and held in an escrow account until an acquisition meeting specified criteria is completed. Before the acquisition can be completed and before the funds and securities can be released, the issuer in a blank check offering is required to update its registration statement with a post-effective amendment. After the effective date of any such post-effective amendment, we are required to furnish investors with the prospectus produced thereby containing information, including audited financial statements, regarding the proposed acquisition candidate and its business. Investors must be given no fewer than 20 and no more than 45 business days from the effective date of the post-effective amendment to decide to remain investors or require the return of their investment funds. Any investor not making a decision within said period is automatically to receive a return of his investment funds.

Although investors may request the return of their investment funds in connection with the reconfirmation offering required by Rule 419, the Company's shareholders will not be afforded an opportunity specifically to approve or disapprove any particular transaction involving the purchase of Shares from management.

PROHIBITION TO SELL OR OFFER TO SELL SHARES IN ESCROW ACCOUNT MAY LIMIT LIQUIDITY. According to Rule 15g-8 as promulgated by the S.E.C. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), it shall be unlawful for any person to sell or offer to sell Shares (or any interest in or related to the Shares) held in the Rule 419 escrow account other than pursuant to a qualified domestic relations order or by will or the laws of descent and distribution. As a result, contracts for sale to be satisfied by delivery of the Deposited Securities (e.g., contracts for sale on a when, as, and if issued basis) are prohibited.

DISCRETIONARY USE OF PROCEEDS; "BLANK CHECK" OFFERING LEADS TO UNCERTAINTY AS TO FUTURE BUSINESS SUCCESS. As a result of management's broad discretion with respect to the specific application of the net proceeds of this offering, this offering can be characterized as a "blank check" offering. Although substantially all of the net proceeds of this offering are intended generally to be applied toward effecting a Business Combination, such proceeds are not otherwise being designated for any more specific purposes. Accordingly, prospective investors will invest in us without an opportunity to evaluate the specific merits or risks of any one or more business combinations. There can be no assurance that determinations ultimately made by us relating to the specific allocation of the net proceeds of this offering will permit us to achieve its business objectives. See "Proposed Business."

REGULATIONS CONCERNING "BLANK CHECK" ISSUERS MAY LIMIT BUSINESS COMBINATIONS. The ability to register or qualify for sale the Shares for both initial sale and secondary trading is limited because a number of states have enacted regulations pursuant to their securities or "blue sky" laws restricting or, in some instances, prohibiting, the sale of securities of "blank check" issuers, such as us, within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, may not register the Shares for sale in their states. Because of such regulations and other restrictions, our selling efforts, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the Shares have been registered.

NO OPERATING HISTORY OR REVENUE AND MINIMAL ASSETS RESULTS IN NO ASSURANCE OF SUCCESS. We have no operating history nor any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. This may lessen the possibility of finding a suitable acquisition or merger candidate as such loss would be inherited on their financial statements. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS RESULTS IN NO ASSURANCE OF SUCCESS. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intends to seek business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of the our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

NO ACTIVE TRADING MARKET MAY MEAN THE SHARES ARE ILLIQUID. The Company plans to have the stock listed on the OTC. There is no guarantee of active or any trading market will develop.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS MAY LIMIT POSSIBLE BUSINESS COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. There are relatively low barriers to entry and there is relative ease with which new competitors may enter the market as a blank check or shell company.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluations. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original shareholder, we never commenced any operational activities. Our search for acquisition or merger candidates is largely limited to word of mouth as any advertising could be deemed general solicitation therefore limiting the number of merger/acquisition candidates who may learn of our company. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY MAY LIMIT BUSINESS COMBINATIONS. While seeking a business combination, Mr. Sisk anticipates devoting between 10 to 30 hours per month to our business. Our officer has not entered into written employment agreements with us and is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the combined limited experience and time commitment of our officer and director, loss of the services of any of these individuals would adversely affect our development of our business and its likelihood of continuing operations. See "MANAGEMENT."

CONFLICTS OF INTEREST – MAY RESULT IN A LOSS OF BUSINESS. Our officers and director may in the future participate in other business ventures which compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officer and directors is involved in the management of any firm with which we transact business. The Company's Board of Directors has adopted a resolution which prohibits us from completing a merger with, or acquisition of, any entity in which our management serve as officer, director or partner, or in which he or his family members own or hold any ownership interest. We are not aware of any circumstances under which this policy could be changed while current management is in control of the Company. Miguel Dotres our sole officer and director is as of the date of this report is not participating in any other blank check business ventures. The sole officer and director will have absolute control over all matters requiring stockholder approval.   See "DIRECTORS, EXECUTIVE OFFICERS"

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

ADDED COSTS OF BEING A PUBLIC COMPANY MAY DELAY OR PRECLUDE ACQUISITION.  The Company will face the added costs of being a public company, including the costs associated with the disclosure and accounting controls that the company will be required to comply with under the Sarbanes-Oxley Act of 2002.   As such this may limit acquisition possibilities or cause the company to cease business prior to the completion of any acquisition.

OUR AUDITORS HAVE ISSUED A GOING CONCERN OPINION REFLECTING THAT WE MAY HAVE DIFFICULTY CONTINUING OPERATIONS.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might reduce the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

We lack an operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and you will lose your investment.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION MAY LIMIT BUSINESS COMBINATIONS. We have neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by us. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION MAY LIMIT FUTURE BUSINESS. Our proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity. Consequently, our activities will be limited to those engaged in by the business opportunity which we merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

POSSIBLE INVESTMENT COMPANY ACT REGULATION MAY INCREASE COSTS. Although we will be subject to regulation under the Securities Exchange Act of 1933, we believe will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

ROBABLE CHANGE IN CONTROL AND MANAGEMENT MAY RESULT IN UNCERTAIN MANAGEMENT FUTURE. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest. Any such business combination may require our management to sell or transfer all or a portion of the common stock held by them, or resigns as members of the Board of Directors of the Company. The resulting change in control of could result in removal of our present officer and director, and a corresponding reduction in or elimination of his participation in our future affairs.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION MAY RESULT IN DILUTION. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in our issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and would most likely result in a change in control or management.

DISADVANTAGES OF BLANK CHECK OFFERING MAY DISCOURAGE BUSINESS COMBINATIONS. We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors. These securities laws primarily relate to provisions regarding the registration of securities which require full disclosure of our business, management and financial statements. Any entity that enters into a business combination with us will be required to comply with the various federal and state securities laws, including laws and regulations relating to the registration of securities.  In addition the blank check company may be required to meet reporting requirements for up to 18 months prior to the completion of an acquisition and investors will have no access to their shares or any method of liquidity until such acquisition and reconfirmation offering is completed.

FEDERAL AND STATE TAXATION OF BUSINESS COMBINATION MAY DISCOURAGE BUSINESS COMBINATIONS. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax- free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. We believe that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

BLUE SKY CONSIDERATIONS MAY LIMIT SALES IN CERTAIN STATES. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and we have no current plans to register or qualify its shares in any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon new investors to purchase the securities which could reduce the size of the potential market. As a result of recent changes in federal law, non-issuer trading or resale of our securities is exempt from state registration or qualification requirements in most states. However, some states may continue to attempt to restrict the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for our securities to be a limited one.

BUSINESS ANALYSIS BY NON PROFESSIONALS MAY INCREASE THE RISK OF POOR ANALYSIS. Analysis of business operations will be undertaken by our sole officer and director who is not a professional business analyst. Thus the depth of such analysis may not be as great as if undertaken by a professional which increases the risk that any merger or acquisition candidate may not continue successfully.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

 As of June  30, 2015, there were no outstanding or unresolved staff comments on the Company.

ITEM 2. PROPERTIES.

We use a corporate office located at 5881 NW 151 ST. Suite 216, Miami Lakes, FL  33014. Office space, utilities and storage are currently being provided free of charge at the present time at this address. There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

Market Information. As of June 30, 2015 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b)
Holders. As of June 30, 2015, NAS Acquisition Inc. has 8,000,000 shares of $0.0001 par value common stock issued and outstanding held by 1 shareholder of record.

 (c)

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are not required to provide the information required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION

We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. Our sole officer, director, promoter nor any affiliates thereof have not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this registration statement.

We have no full time employees. Mr. Dotres has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our plan can be implemented by our officer devoting approximately 10 to 30 hours per month to the business affairs and consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

We are filing this registration statement on a voluntary basis because our primary attraction as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

Our Articles of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "Financial Statements." This lack of diversification should be considered a substantial risk to shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-Q's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officer and director has not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of our officer, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. We will meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merger with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

While not especially experienced in matters relating to the Acquired/Merged business, we will rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing the business purposes. It is not anticipated that any outside consultants or advisors, other than our legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, we have never used outside consultants or advisors in connection with a merger or acquisition.

We will not restrict our search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition. We do not have any plans to conduct any offerings under Regulation S.

ACQUISITION OPPORTUNITIES

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders will no longer be in control of our Company. In addition, our director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that our principal shareholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Any terms of sale of the shares presently held by our officer and director will be also afforded to all our other shareholders on similar terms and conditions. The policy set forth in the preceding sentence is based on an understanding of management, and we are not aware of any circumstances under which this policy would change while he is still our officer and director. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax- free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code").

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated herein above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Our officer and shareholder has verbally agreed that he will advance any additional funds which may be needed for operating capital and for costs in connection with searching for or completing an acquisition or merger. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no dollar cap on the amount of money which such persons will advance to us. We will not borrow any funds from anyone other than its current shareholder for the purpose of repaying advances made by the shareholder, and we will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

The Board of Directors has passed a resolution which prohibits us from completing an acquisition or merger with any entity in which our Officer, Director and principal shareholder or his affiliates or associates serve as officer or director or hold any ownership interest. We are not aware of any circumstances under which this policy, through their own initiative may be changed. The sole officer and director will have absolute control over all matters requiring stockholder approval.

There are no arrangements, agreements or understandings between non-management individuals and us under which non-management can conduct the Company's affairs.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of  June 30, 2015, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report."

Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses related to maintaining an adequate control environment. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls, and inadequate disclosure controls.

Prior to the next year end, the Company intends to hire a full time CFO and additional accounting personnel who will institute controls regarding the assignment of authority and responsibility, consistent policies and procedures, monitoring of controls and adequate disclosure controls.

(c)
Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of June 30, 2015:

Name	Age	Position	Period of Service(1)

Miguel Dotres	42	President and Director	Inception – current

Andrew Deme	48	Secretary and Treasurer	Inception – current

Notes:

(1) Our director will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. At the present time, our officers were appointed by our director and will hold office until resignation or removal from office.

(2) Both officers have outside interests and obligations to companies other than NAS Acquisition, Inc. They intends to spend approximately 10 hours per week on the Company's business affairs. At the date of this prospectus, NAS Acquisition, Inc. is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Miguel Dotres, President and Director age 42

In December 2004 Mr. Dotres founded Internet Entertainment Programming Network Inc. This company was organized to produce internet radio stations and programming solutions. Mr. Dotres was Chief Executive Officer of the company. From inception to Mr. Dotres resignation from the Company, he provided management and financial backing. In addition, he was instrumental in raising capital to facilitate future growth.  As of December 2006, Mr. Dotres resigned his position to seek other opportunities and continued acting in a limited advisory role with the company until June 2007.

In February 2006 Mr. Dotres co-founded Grid Merchant Partners Inc., an internet based credit card processing and e-check processing company. Grid Merchant Partners electronic transactions included Visa, MasterCard, AMEX, Discover, Debit and EBT. In March 2007 Payless Telecom Solutions Publicly traded company (PYSJ) acquired Grid Merchant Processing Inc. and Mr. Dotres resigned his position April 2007.

In September of 2007 Mr. Dotres became the Chief Operations Officer for Merlot Inc. a Florida restaurant corporation that operated two restaurants in Jupiter, FL.  Mr. Dotres played an integral part in improving operations and increasing sales to over 1.5 million dollars.  Mr. Dotres resigned from the company in July 2010 to seek other opportunities.
From July 2010 to present Mr. Dotres founded Diversified Corporate Investment Group Inc. and is the sole member and control person of this company. Mr. Dotres provides specialized business services to business seeking to build social media awareness and network in the social media space.

Mr. Dotres became the officer and director of OICco Acquisition I, Inc. on January 14, 2013.   That entity had previously closed it offering and filed an 8k thereon.   Since his appointment Mr. Dotres has brought the annual and quarterly 34 Act filings up to date.  Mr. Dotres has identified another company for acquisition and engaged in a share exchange agreement with Champion Pain Care Corp. Champion is not the first acquisition by the Company.  On October 14, 2011, OICco Acquisition I, Inc. ("OICco") entered into an exchange agreement with Imperial Automotive Group, Inc. ("IAG") to exchange 40,000,000 shares of OICco in exchange for 100% of the issued and outstanding shares of Imperial Automotive Group, Inc. At the closing of the Exchange Agreement (which is contingent upon a 80% reconfirmation vote under Rule 419), Imperial Automotive Group, Inc. became a wholly-owned subsidiary of OICco and OICco acquired the business and operations of Imperial Automotive Group, Inc. The Exchange Agreement contains customary representations, warranties, and conditions. Gary Spaniak, Sr., and Gary Spaniak, Jr. were appointed as directors of OICco Acquisition I, Inc. On July 2, 2012, the parties entered into an addendum to the exchange agreement agreeing to exchange an additional 45,000,000 shares of OICco Acquisition I, Inc. in exchange for the Imperial Automotive Group which addendum was terminated on August 20, 2012. The escrow was closed on December 11, 2012 and the funds released to the company and the shares delivered to investors.  In July 2013 upon realizing that the expansion of the business was not viable and there were only minimal assets in IAG, it was negotiated between the owners of IAG and OICco I that IAG would remain as a wholly owned subsidiary but that the initial consideration given in the acquisition transaction should be returned and that the owners of IAG would be separately compensated with a smaller amount of stock.

On July 1, 2013 Mr. Dotres became officer and director of OICco Acquisition IV Inc.  On April 11, 2014 OICco Acquisition IV, Inc. entered into that certain Share Exchange Agreement and Plan of Reorganization (the "Agreement") with VapAria Solutions, Inc., a Minnesota corporation formerly known as VapAria Corporation ("VapAria") and the shareholders of VapAria (the "VapAria Shareholders") pursuant to which agreed to acquire 100% of the outstanding capital stock of VapAria from the VapAria Shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act of 1933, as amended (the "Securities Act"), and the transaction closed.

At closing, OICco Acquisition IV Inc. issued the VapAria Shareholders 36,000,000 shares of common stock and 500,000 shares of 10% Series A Convertible Preferred Stock in exchange for the common stock and preferred stock owned by the VapAria Shareholders. The VapAria Shareholders were either accredited or sophisticated investors who had access to information concerning our company. The issuances were exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.
 As a result of the closing of this transaction, VapAria is now a wholly owned subsidiary of our company and its business and operations represent those of our company. Information regarding VapAria's business and operations, together with its financial statements, are included in the Post-Effective Amendment No. 4 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on June 30, 2014 (the "Post-Effective Amendment").

On April 11, 2014 OICco Acquisition IV, Inc. entered into that certain Share Exchange Agreement and Plan of Reorganization (the "Agreement") with VapAria Solutions, Inc., a Minnesota corporation formerly known as VapAria Corporation ("VapAria") and the shareholders of VapAria (the "VapAria Shareholders") pursuant to which we agreed to acquire 100% of the outstanding capital stock of VapAria from the VapAria Shareholders in exchange for certain shares of our capital stock. On July 31, 2014 all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act of 1933, as amended (the "Securities Act"), and the transaction closed.

On November 8, 2013, Mr. Miguel Dotres was appointed as the sole officer and director of Petrus Resources Inc.  Petrus Resources Inc., is an effective Blank Check company..

Andrew Deme, Secretary and Treasurer age 48

Since 1997 to present, Mr. Deme has be the Principle of Gulfstream Consulting in Ft. Lauderdale, FL.  Gulfstream has worked collaboratively with an array of businesses in a variety of different industries to provide services in the areas of corporate development, financial modeling, operations analysis, due diligence, strategic marketing, business development, acquisition identification, and capital funding sourcing.

From 2004 to 2006, Mr. Deme was the Managing Director and Founder of Bahamas Aviation Services Limited located in Ft. Lauderdale, FL and Nassau, Bahamas.  Mr. Deme recruited and led a consortium of aviation industry experts and leaders to formally respond to a request for proposal from the Bahamian Government to plan, build and operate a $500M international airport in Nassau.  He led the executive direction, management and coordination of the teaming partners to develop the proposal that was submitted.

From 2000 to 2010, Mr. Deme was the President and owner of numerous preschools that operated under the trade name Oxford Academy.

Compensation and Audit Committees

As we only have one board member and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Miguel Dotres	2014	-	-	-	-	-	-	-
Officer and Director

Andrew Deme., Officer	2014	-	-	-	-	-	-	-

Miguel Dotres is our President and director Andrew Deme is our  Secretary and Treasurer.  Messrs. Dotres and Deme do not receive any regular compensation for services rendered on our behalf. Messrs. Dotres and Deme did not receive any compensation during the year ended June 30, 2015. No officer or director is required to make any specific amount or percentage of his business time available to us.   To date Messrs. Dotres and Deme have spent a nominal amount of time providing services for the corporation and therefore no compensation is required.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director's expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 30, 2015 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class

Miguel Dotres	Common Stock	8,000,000	100.0%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of June 30, 2015 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.
We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of June 30, 2015, our Board of Directors consists solely of Miguel Dotres. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MALONEBAILEY, LLP is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by MALONEBAILEY, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $4,500 for fiscal 2015 and $3,500 for fiscal 2014.

Audit-Related Fees

There were no fees billed by MALONEBAILEY, LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended June 30, 2015.

Tax Fees

The aggregate fees billed by MALONEBAILEY, LLP for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2015.

There were no fees billed by MALONEBAILEY, LLP for other products and services for the fiscal years ended June 30, 2015.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Report:

1.  Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

2.  Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits Incorporated by Reference or Filed with this Report.

ExhibitNo.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101	XBRL Exhibits*

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAS Acquisition, Inc.

Date: September 29, 2015

By: /s/ Miguel Dotres
Miguel Dotres, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 29, 2015

By: /s/Miguel Dotres
Miguel Dotres, President and Director
(Principal Executive Officer)

Date: September 29, 2015

By:/s/ MiguelDotres
Miguel Dotres, Chief Financial Officer
(Principal Financial and Accounting Officer)

NAS Acquisition, Inc.

Financial Statements

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet for the years ended June 30, 2015 and 2014	F-3

Statement of Expenses for the year ended June 30, 2015 and the period from May 29, 2014 through June 30, 2014	F-4

Statement of Changes in Stockholders Equity for the year ended June 30, 2015 and the period from May 29, 2014 through June 30, 2014	F-5

Statement of Cash Flows for the years ended June 30, 2015 and 2014	F-6

Notes to Financial Statements	F-7 –F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NAS Acquisition, Inc.
Miami Lakes, FL

We have audited the accompanying balance sheets of NAS Acquisition, Inc. (the"Company") as of June 30, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2015 and the period from May 28, 2014 (inception) through June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NAS Acquisition, Inc. as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the year ended June 30, 2015 and the period from May 28, 2014 (inception) through June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operation since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
September 29, 2015

NAS Acquisition, Inc.
Balance Sheets

	June 30,
	2015	2014
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Advances- related party	$6,272	$-
Total current liabilities	6,272	-

Stockholders' deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	1,700	1,700
Deficit accumulated during the development stage	(8,772)	(2,500)
Total stockholders' deficit	(6,272)	-

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

NAS Acquisition, Inc.
Statement of Operations

	Year ended June 30, 2015	Period from May 28, 2014 through June 30, 2014
Revenues	$-	$-

Operating expenses
General and administrative	6,272	2,500

Total operating expenses	6,272	2,500

Net loss	$(6,272)	$(2,500)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding	8,000,000	8,000,000

See accompanying notes to financial statements.

NAS Acquisition, Inc.
Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Additional Paid In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, May 28, 2014 (Inception)	-	$-	$-	$-	$-
Common stock issued for cash	8,000,000	800	1,700	-	2,500
Net loss, period ending June 30, 2014	-	-	-	(2,500)	(2,500)
Balance, June 30, 2014	8,000,000	800	1,700	(2,500)	-

Net loss, year ending June 30, 2015	-	-	-	(6,272)	(6,272)
Balance, June 30, 2015	8,000,000	800	1,700	(8,772)	(6,272)
See accompanying notes to financial statements.

NAS Acquisition, Inc.
Statement of Cash Flows

	Year ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,272)	$(2,500)
Changes in operating liability:

Net cash used in operating activities	(6,272)	(2,500)

Cash flows from financing activities
Proceeds from related party advances	6,272	-
Proceeds from common stock	-	2,500
Net cash provided by financing activities	6,272	2,500

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NAS Acquisition, Inc.
Notes to Financial Statements
June 30, 2015 and 2014

Note 1 - Nature of Business

NAS Acquisition, Inc. (the Company) was incorporated under the laws of the State of Nevada on May 28, 2014, with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. The Company currently has limited operations and, in accordance with ASC 915 "Development Stage Entities," is considered a Development Stage Company.  The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

The Company has elected a fiscal year end of June 30.

Note 2 - Significant Accounting Policies

Basis of Presentation - The accompanying financial statements have been prepared by the Company. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2015 have been made.

This summary of significant accounting policies is presented in understanding the Company's financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

In the period ended June 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as June 30, 2015 or 2014.

NAS Acquisition, Inc.
Notes to Financial Statements
June 30, 2015 and 2014

Note 2 - Significant Accounting Policies (continued)

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes." Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Earnings Per Share Information

FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

NAS Acquisition, Inc.
Notes to Financial Statements
June 30, 2015 and 2014

Note 3 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 "Income Taxes," when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended June 30, 2015 or 2014 applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet.The component of the Company's deferred tax asset as of June 30, 2015 and 2014 are as follows: A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:The Company did not pay any income taxes during the years ended June 30, 2015 or 2014.The net federal operating loss carry forward will expire in 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

The component of the Company's deferred tax asset as of June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014
Net operating loss carry forward	$8,772	$2,500
Valuation allowance	(8,772)	(2,500)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the 35% statutory rate to the income tax recorded is as follows:

	June 30, 2015	June 30, 2014
Net operating loss carry forward	$3,070	$875
Valuation allowance	(3,070)	(875)
Net deferred tax asset	$-	$-

NAS Acquisition, Inc.
Notes to Financial Statements
June 30, 2015 and 2014

Note 3 - Income Taxes (continued)

The Company did not pay any income taxes during the years ended June 30, 2015 or 2014.

The net federal operating loss carry forward will expire in 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 4 - Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has no cash or material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Note 5 - Related Party Transactions

During the year ended June 30, 2015, $6,272 was advanced by our president for the operating expenses of the Company. The amount is unsecured, noninterest bearing, and due on demand.

On May 28, 2014 Miguel Dotres an officer and director paid $2,500 for 8,000,000 common shares of stock of the Company.

NAS Acquisition, Inc.
Notes to Financial Statements
June 30, 2015 and 2014

Note 6 – Subsequent Events

On March 9, 2015, NAS Acquisition, Inc. (the "Company", "we", or "us") entered into a Share Exchange Agreement and Plan of Reorganization ("Agreement") with On The Move Corporation, ("OTM"), a private company incorporated in Florida in 2014 with offices at 12355 Hagen Ranch Road, Suite 604, Boynton Beach, Florida 33437. At the closing of the Agreement (which is contingent upon the effectiveness of a post-effective amendment to our registration statement and a 80% reconfirmation vote under Rule 419 and other closing conditions), pursuant to the terms of the Agreement, 41,000,000 shares of our common stock, par value $0.0001 per share (the "Common Stock") will be issued to OTM shareholders holding 100% of the issued and outstanding common shares of OTM and 3,200,000 shares of our to be designated Series A convertible preferred stock ("Preferred Stock") will be issued to OTM shareholders holding 100% of the issued and outstanding shares of OTM's Series A convertible preferred stock. Upon completion of the foregoing transactions, (i)  OTM will become our wholly-owned subsidiary, (ii) OTM's common stockholders will acquire 82% of our issued and outstanding common stock, and (iii) OTM's holders of its Series A convertible preferred stock will own 100% of our issued and outstanding Preferred Stock, and (iv) we will change our name to On The Move Corporation.The closing of the transaction is subject to an effective registration statement with the SEC and the reconfirmation of investors in the Company's offering and approval of the Company's shareholders.

As of September 29th 2015, our pending transaction with On The Move Corporation on March 9, 2015 is pending effectiveness of a post-effective amendment to our registration statement. The closing of the transaction is subject to an effective registration statement with the SEC and the reconfirmation of investors in the Company's offering and approval of the Company's shareholders.