Form 10-Q
period 2015-09-30
NAS Acquisition Inc
filed 2015-11-12
CIK 1611742

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

  ☑. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

    ☐  . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______ to _______

NAS Acquisition, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	47-1169948
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12355 Hagen Ranch Rd Ave Suite 604 Boynton Beach, FL 33437 (Address of Principal Executive Offices)

Registrant's telephone number, including area code: (941) 347-7380

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12, 2015 the registrant had 8,000,000 issued and outstanding shares of common stock.

NAS Acquisition, Inc.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

NAS Acquisition, Inc.

FINANCIAL STATEMENTS
September 30, 2015

NAS Acquisition, Inc.
Balance Sheets (Unaudited)

	September 30, 2015	June 30, 2015
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities

Accounts payable - Related party	10,772	6,272
Total current liabilities	10,772	6,272

Stockholders' deficit
Preferred stock, $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,000,000 shares issued and outstanding	800	800
Additional paid in capital	1,700	1,700
Accumulated deficit	(13,272)	(8,772)
Total stockholders' deficit	(10,772)	(6,272)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

NAS Acquisition, Inc.
Statements of Operations (Unaudited)

	Three months ended September 30,
	2015	2014

Revenues	$-	$-

Operating expenses
General and administrative	4,500	-
Total operating expenses	4,500	-

Net loss	$(4,500)	$-

Basic and diluted loss per common share	$(0.00)	$-

Basic and diluted weighted average shares outstanding	8,000,000	-

The accompanying notes are an integral part of these unaudited financial statements.

NAS Acquisition, Inc.
Statements of Cash Flows (Unaudited)

Three months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(4,500)	$-
Changes in operating liability:
Accounts payable - Related party	4,500	-

Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Net cash provided by financing activities	-	-

Net change in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

 NAS Acquisition, Inc.
Notes to Unaudited Financial Statements
September 30, 2015

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

 NAS Acquisition, Inc.
Notes to Unaudited Financial Statements
September 30, 2015

NOTE 3 – RELATED PARTY TRANSACTIONS

At September 30, 2015, the Company owed a related party in the amount of $10,772 to Miguel Dotres, sole director, for payment of the Company's expenses.

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

On November 5, 2015, all conditions precedent to the closing were satisfied, including the reconfirmation by the investors of the prior purchase of 1,000,000 shares of our common stock pursuant to the requirements of Rule 419 of the Securities Act of 1933, as amended (the "Securities Act"), and the transaction closed.

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

Results of Operations

We have had no operating revenues since our inception on May 28, 2014 through September 30, 2015, and have incurred operating expenses in the amount of $8,772 for the same period. Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended September 30, 2015, professional fees expenses were $4,500 compared to $2,500 for the three months ended September 30, 2014.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Required.

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

NAS Acquisition Inc

Date: November 12, 2015	By: /s/ Miguel Dotres
President, CEO, and Director