Form 10-Q
period 2015-12-31
ON THE MOVE Corp
filed 2016-02-23
CIK 1611742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 333-198776

On The Move Corporation
(Exact name of registrant as specified in its charter)

Nevada	46-1169948
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12355 Hagen Ranch Road, Suite 604, Boynton Beach, FL	33437
(Address of principal executive offices)	(Zip Code)

(561) 732-4670
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

51,016,434 shares of common stock are issued and outstanding as of February 22, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, "believe," "expect," "anticipate," "estimate," "intend," "plan," "targets," "likely," "aim," "will," "would," "could," and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our limited operating history;
•	our need to raise additional capital;
•	our management's lack of experience in operating a public company;
•	increased costs we will incur as a result of becoming a public company;
•	potential conflicts of interests in related party transactions;
•	risks associated with a failure to develop Stewart's locations in accordance with the terms of the Area Development Agreement;
•	the failure to receive the desired accounting treatment for related party leases entered into in December 2015;
•	the failure to file historic audited financial statement for acquired business;
•	the impact of competition and our ability to effectively compete;
•	volatility in oil and wholesale fuel costs;
•	changes in credit card expenses and the impact on our margins;
•	wholesale cost and tax increases on tobacco products;
•	government actions to discourage smoking;
•	changes in economic conditions, consumer behavior, travel and tourism;
•	legal, technological, political and scientific developments regarding climate change which may decrease fuel demand;
•	Federal regulation of tobacco products;
•	unfavorable weather conditions in Florida;
•	failure to comply with federal or state laws;
•	dependence on a limited number of suppliers;
•	reliance on senior management;
•	risks associated with the onsite storage of fuel;
•	dependence on information technology systems;
•	failure to protect consumer, employee or vendor data;
•	ability to implement our acquisition strategy;
•	no trading market for our common stock; and
•	our status as a former shell company.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.  We qualify all of our forward-looking statements by these cautionary statements including those made in this report to the risk factors appearing in Part II. Item 1A. Risk Factors of this report as well as our other filings with the Securities and Exchange Commission.  Other sections of this report include additional factors which could adversely impact our business and financial performance.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

When used in this report, the terms "OTM," "we," "us," or "our" refers to On The Move Corporation, a Nevada corporation formerly known as NAS Acquisition Inc., and our subsidiary.  In addition, the "second quarter of fiscal 2016" refers to the three months ended December 31, 2015, the "second quarter of fiscal 2015" refers to the three months ended December 31, 2014, "fiscal 2015" refers to the year ended June 30, 2015, and "fiscal 2016" refers to the year ending June 30, 2016.

On the Move Corporation

FINANCIAL STATEMENTS
December 31, 2015

Consolidated Balance Sheets (Unaudited)
	December 31,	June 30,
	2015	2015

Cash	$114,561	$104,206
Accounts receivable	381	-
Inventory	178,837	-
Related party loan	-	10,037
Total current assets	293,779	114,243

Deposit	62,778	20,000
Total assets	$356,557	$134,243

Accounts payable and accrued expenses	336,979	69,745
Related party payable	184,062	-
Total current liabilities	521,041	69,745

Total liabilities	$521,041	$69,745

Stockholders' equity (deficit)
Preferred stock, undesignated, $0.0001 par value; 15,000,000 shares authorized, none issued or outstanding	-	-
Series A convertible preferred stock, $0.0001 par value, $1.25 stated value; 2,000,000 shares designated, 2,000,000 and 0 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	200	-
Series B convertible preferred stock, $0.0001 par value, $1 stated value; 8,000,000 shares designated, none issued or outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 49,857,000 and 40,727,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	4,986	4,073
Additional paid in capital	356,064	247,177
Accumulated deficit	(525,734)	(186,752)
Total stockholders' equity (deficit)	(164,484)	64,498

Total liabilities and stockholders' equity (deficit)	$356,557	$134,243

See accompanying notes to the consolidated unaudited financial statements

On the Move Corporation

Consolidated Statement of Operations (Unaudited)

	Three months ended		Six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Revenues
Fuel	$104,328	$-	$104,328	$-
Nonfuel	120,792	-	120,792	-
Total revenues	$225,120	$-	$225,120	$-

Costs and operating expenses
Fuel cost of goods sold	81,080	-	81,080	-
Nonfuel cost of goods sold	79,768	-	79,768	-
Station and other operating expenses	21,607	-	21,607	-
General and administrative	279,545	2,055	284,475	3,943
Professional fees	12,574	16,594	97,507	33,594
Total costs and operating expenses	$474,574	$18,649	$564,437	$37,537

Interest income	123	-	335	-

Net loss	$(249,331)	$(18,649)	$(338,982)	$(37,537)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	46,295,478	40,350,870	43,540,533	40,275,435

See accompanying notes to the consolidated unaudited financial statements

On the Move Corporation

Consolidated Statement of Cash Flows (Unaudited)

	Six months ended
	December 31, 2015	December 31, 2014
Cash flows used in operating activities
Net loss	$(338,982)	$(37,537)
Non cash adjustments
Non cash interest income	(335)	-
Increase in receivables	(381)	-
Decrease in inventory	3,951	-
Increase in accounts payable and accrued expenses	292,606	15,094
Increase in related party payable	1,274
Net cash used in operating activities	(41,867)	(22,443)

Cash flows used in investing activities
Increase in security deposits	(42,778)	-
Increase in related party loan	(15,000)	-
Net cash used in investing activities	(57,778)	-

Cash flows from financing activities
Increase in subscription receivable	-	(25,000)
Borrowings on debt	50,000	-
Proceeds from sales of common stock	60,000	45,000
Net cash provided by financing activities	110,000	20,000

Net change in cash	10,355	(2,443)
Cash, beginning of period	104,206	6,000
Cash, end of period	$114,561	$3,557

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of noncash operating and financing activities:
Decrease in related party loan to offset accrued compensation	25,372	-
Increase in related party payable from contribution of inventory	182,788	-
Conversion of convertible note payable	50,000
Preferred shares issued for development agreement	-	-

See accompanying notes to the consolidated unaudited financial statements

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
December 31, 2015

Note 1 - Nature of Business

On the Move Corporation, a Nevada corporation formerly known as NAS Acquisition, Inc. ("the Company"), is a holding company focused on acquiring and operating retail gasoline stations. It changed its name to On the Move Corporation in November 2015.

History

Under a Share Exchange Agreement dated May 2, 2015, amended on September 15, 2015, and effective on November 5, 2015, the Company issued an aggregate of 40,797,000 shares of its common stock for a 100% interest in OTM Holdings, Inc., a Florida corporation formerly known as On The Move Corporation ("OTM").  For accounting purposes, the consummation of these actions resulted in a reverse merger and OTM is the accounting survivor and surviving business entity; however, the Company is the surviving legal entity.

In November 2015, the Company formed OTM USA Corp. ("OTM USA"), a Florida corporation.  It is a wholly owned subsidiary of the Company.

Note 2 - Going Concern

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has losses from inception and negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

Note 3 - Significant Accounting Policies

Basis of Presentation
The accompanying unaudited financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The statements of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited financial statements should be read in conjunction with the financial statements for the period inception through December 31, 2014 and notes thereto and other pertinent information contained in the Company's post-effective amendment for registration statement filed with the SEC on October 20, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such financial statements.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of On the Move Corporation and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated.  The Company makes operating decisions, assesses performance and manages the business as one reportable segment.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
December 31, 2015

Revenue Recognition
Revenues from sales of refined petroleum products sold at retail stations are recorded when the customer takes delivery at the pump. Merchandise revenues are recorded at the point of sale.

Shipping and Handling Costs
Costs incurred for the shipping and handling of motor fuel and convenience store merchandise are included in cost of goods sold in the statements of revenues and direct expenses.

Taxes Collected from Customers and Remitted to Government Authorities
Excise and other taxes collected on sales of refined products and remitted to governmental agencies are included in revenues and costs and operating expenses in the statements of revenues and direct expenses.

Vendor Allowances and Rebates
The Company's subsidiary receives payments for vendor allowances, volume rebates and other related payments from various suppliers of its convenience store merchandise. Vendor allowances for price markdowns are credited to merchandise cost of goods sold during the period the related markdown is recognized. Volume rebates of merchandise are recorded as reductions to merchandise cost of goods sold when the merchandise qualifying for the rebate is sold. Slotting and stocking allowances received from a vendor are recorded as a reduction to cost of sales over the period covered by the agreement.

Cash
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents included cash in the bank, cash on hand and highly liquid investments.

Deposits
Refundable security deposits for a vacant land contract and for station leases are currently being held by third parties.

Inventory
Inventories of fuel are valued at the lower of cost, generally applied on a last-in, first-out ("LIFO") basis, or market. Merchandise inventories held for resale are valued at a percentage of retail value.

Environmental liabilities
A liability for environmental matters is established when it is probable that an environmental obligation exists and the cost can be reasonably estimated. If there is a range of reasonably estimated costs, the most likely amount will be recorded, or if no amount is most likely, the minimum of the range is used. Related expenditures are charged against the liability. Environmental remediation liabilities have not been discounted for the time value of future expected payments. Environmental expenditures that have future economic benefit are capitalized.

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

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
December 31, 2015

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

Stock-Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, based on estimated fair values. Stock-based compensation expense recognized in the Company's Consolidated Statements of Operations is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Recent Accounting Pronouncements
Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

Note 4 - Stockholders' Equity

Preferred Stock

On January 13, 2016, the Company filed a Certificate of Amendment to its Amended and Restated Articles of Incorporation which: (i) eliminated a previously designated a series of its preferred stock, consisting of 4,000,000 shares and titled Series A Convertible Preferred Stock (the "Prior Series A Preferred"); (ii) designated a new series of its preferred stock consisting of 2,000,000 shares which was titled Series A Convertible Preferred Stock (the "New Series A Preferred"); and (iii) designated a new series of its preferred stock consisting of 8,000,000 shares which was titled Series B Convertible Preferred Stock (the "Series B Preferred").  No shares of the Prior Series A Preferred had ever been issued. The financial statements have been retrospectively adjusted to reflect these series of stock.
The authorized preferred stock of the Company consists of 25,000,000 shares with a $0.0001 par value.  15,000,000 shares are undesignated.

2,000,000 shares are designated as Series A convertible preferred stock with a $0.0001 par value and a $1.25 stated value.  2,000,000 shares were issued in conjunction with the Stewarts agreement as discussed in note 5.

8,000,000 shares are designated as Series B convertible preferred stock with a $0.0001 par value and a $1.00 stated value.  None were issued or outstanding as of December 31, 2015, however, 1,099,434 shares were issued in January 2016 as discussed in note 8.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
December 31, 2015

Common stock
The authorized common stock of the Company consists of 100,000,000 shares with a $0.0001 par value. The balances at June 30, 2015 are shown at a $0.0001 par value, as if the share exchange had happened as of that date. During the six months ended December 31, 2015, the Company issued 60,000 shares for total cash consideration of $60,000.

In July 2015, the Company issued a convertible promissory note for $50,000, 8% interest, payable on the earlier of November 20, 2015 or the date on which the Company consummates an initial public offering of its securities.  The principal balance could be prepaid at any time and the payee could exchange the note for 70,000 unrestricted common shares of the Company as payment in full. During the six months ended December 31, 2015, the Company issued 70,000 shares as payment for this note.

Note 5 – Commitments
In July 2014, OTM entered into an employment agreement with the Company's CEO.  The annual base salary is $395,000 and term of employment is five years.  The CEO is entitled to participate in bonus plans as the Board shall determine from time to time.  In the first year of employment, the CEO will be entitled to receive a total annual bonus in an amount of up to $200,000, based on performance. In May 2014, the Company issued a one-time retention equity award of 1,000,000 shares of restricted stock units of common stock that vested immediately. The agreement was modified in May 2015 to be effective at the closing of the Share Exchange Agreement.
In July 2014, OTM entered into an employment agreement with the Company's President and Chief Operating Officer.  The annual base salary is $395,000 and term of employment is five years.  The President is entitled to participate in bonus plans as the Board shall determine from time to time.  In the first year of employment, the President will be entitled to receive a total annual bonus in an amount of up to $200,000, based on performance. In May 2014, the Company issued a one-time retention equity award of 1,000,000 shares of restricted stock units of common stock that vested immediately. The agreement was modified in May 2015 to be effective at the closing of the Share Exchange Agreement.
In July 2014, OTM entered into an employment agreement with the Company's Executive Vice President and Chief Branding Officer ("EVP").  The annual base salary is $300,000 and term of employment is five years.  The EVP is entitled to participate in bonus plans as the Board shall determine from time to time.  In the first year of employment, the EVP will be entitled to receive a total annual bonus in an amount of up to $200,000, based on performance. In May 2014, the Company issued a one-time retention equity award of 1,000,000 shares of restricted stock units of common stock that vested immediately. The agreement was modified in May 2015 to be effective at the closing of the Share Exchange Agreement.
On September 15, 2015, OTM entered into a Lease Agreement with Automated Petroleum & Energy Company, Inc. ("Automated") for premises located in Lakeland, Florida.  In December 2015, the Company notified Automated that because the facility is not ready for occupancy and it had been ninety days since the inception of the lease without the ability to occupy, the lease is terminated.
On December 4, 2015, the Company entered into an Area Development Agreement with Stewart's All American Corp. ("Stewart's"), the franchisor of the Stewart's Restaurant chain. Under the terms of the agreement, the Company was granted exclusive development rights in Florida and Georgia to develop 250 stand-alone businesses and express units to be located in the Company's convenience store and gas station retail locations, which the Company is presently establishing.
Under the terms of the Area Development Agreement, the Company is obligated to open the 250 Stewart's locations within 12 years under an agreed upon timeline.  The Company will enter into separate franchise agreements for each location upon approval of the site by Stewart's.  The Company was also granted a right of first refusal for development rights in North Carolina and South Carolina during the first 12 years of the term of the agreement, together with a 24 month option for the same exclusive rights in those states at a 50% development fee and 125 locations over 12 years.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
December 31, 2015

As consideration for the granting of these rights, the Company agreed to pay a non-refundable development fee of $2.5 million consisting of 2,000,000 shares of the Company's Series A convertible preferred stock which is convertible into 2,000,000 shares of the Company's common stock.  Stewart's will have the right to convert the shares of Series A convertible preferred stock into common stock at the rate of 200,000 shares every six months.  The Company also granted Stewart's piggyback registration rights for 280,000 shares of our common stock underlying a number of Series A convertible preferred stock which equals $350,000 of the stated value of the preferred stock. In determining the fair value of the shares issued, the Company determined that due to the small number of shares available for conversion every six months and the lack of dividend or voting rights, the preferred shares had little value and were booked at $0.
The Company evaluated the convertible feature of the preferred stock under ASC 815 and concluded that derivative accounting was not required, therefore the conversion feature qualified to be an equity instrument.  The Company evaluated the conversion option under ASC 470 and concluded that it was not a beneficial conversion feature
On December 17, 2015, the Company entered into two Commercial Lease Agreements with Reitano Enterprises, Inc., a corporation owned by Richard Reitano, an officer and director of the company, for the premises located at 11711 Okeechobee Boulevard, Royal Palm Beach, FL 33411 ("Okeechobee Location") and the premises located at 1201 Royal Palm Beach Boulevard, Royal Palm Beach FL 33411 ("Royal Palm Location").  Each of these lease agreements had an effective date of December 21, 2015.  Both the Okeechobee Location and Royal Palm Locations had previously been operated as convenience store/gas stations by an unaffiliated third party.  Neither store was operated by Reitano Enterprises, Inc.
The terms of each of the triple net leases for the Okeechobee Location and the Royal Palm Location are substantially similar.  The lease term is for a period of 10 years with a right to renew for an additional 10-year period.  The base rent is $256,721.16 per year, per location, payable in advance in equal monthly installments of $21,393.43 per month which includes all sales, state, property and tangible taxes and insurance.  The rent amount for each lease will be adjusted annually in accordance with any increase or decrease in the amount of property tax and insurance for the location.  The base rent will increase $3,600 per year commencing in the second year of the lease term.  The lessor may terminate the lease upon 30 days notice to OTM USA in the event the Company fails to pay the rent in a timely manner.  Security deposits of $25,000 for each lease were paid; deposits are subject to increase at the option of the lessor up to an additional $25,000 plus three months rent and seven days of projected fuel sales. Rent expense for the six months ended December 31, 2015 was $12,938.  Total annual minimum lease payments going forward are $516,195 in 2016, $520,859 in 2017, $528,059 in 2018, $534,825 in 2019, $542,459 in 2020, $549,659 in 2021, $556,859 in 2022, $564,059 in 2023, $571,259 in 2024, and $561,250 in 2025.  Total rent payments aggregate $5,458,423 over the life of the lease. The Company considered the four lease classification criteria in ASC 840-20 and determined that the leases satisfied none of them and accordingly, recorded this as an operating lease and not a capital lease.
In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease.  Commencing in January 2016, rent expense on a straight-line basis will be $22,743 per month over the life of the lease.
Note 6 - Contingencies
The Company's operations and earnings may be affected by various forms of governmental action. Examples of such governmental action include, but are by no means limited to: tax increases and retroactive tax claims; import and export controls; price controls; allocation of supplies of crude oil and petroleum products and other goods; laws and regulations intended for the promotion of safety and the protection and/or remediation of the environment; governmental support for other forms of energy; and laws and regulations affecting the Company's relationships with employees, suppliers, customers, stockholders and others. Because governmental actions are often motivated by political considerations, may be taken without full consideration of their consequences, and may be taken in response to actions of other governments, it is not practical to attempt to predict the likelihood of such actions, the form the actions may take or the effect such actions may have on the Company.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
December 31, 2015

The Company is subject to numerous federal, state and local laws and regulations dealing with the environment. Violation of such environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and other sanctions. A discharge of hazardous substances into the environment could, to the extent such event is not insured, subject the Company to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for any personal injury, property damage and other losses that might result.
The Company currently leases properties at which hazardous substances have been or are being handled. Although the Company believes it has used operating and disposal practices that were standard in the industry at the time, hazardous substances may have been disposed of or released on or under the properties leased by the Company or on or under other locations where they have been taken for disposal. In addition, many of these properties have been operated by third parties whose management of hazardous substances was not under the Company's control. Under existing laws the Company could be required to remediate contaminated property (including contaminated groundwater) or to perform remedial actions to prevent future contamination.
Based on information currently available to the Company, the amount of future remediation costs to be incurred to address known contamination sites is not expected to have a material adverse effect on the Company's future net income, cash flows or liquidity. However, there is the possibility that additional environmental expenditures could be required to address contamination, including as a result of discovering additional contamination or the imposition of new or revised requirements applicable to known contamination.
The Company is subject to extensive tax liabilities imposed by multiple jurisdictions, including income taxes, indirect taxes (excise/duty, sales/use and gross receipts taxes), payroll taxes, franchise taxes, withholding taxes and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. Many of these liabilities are subject to periodic audits by the respective taxing authority. Subsequent changes to our tax liabilities because of these audits may subject the Company to interest and penalties.
Note 7 – Related Party Transactions
On June 4, 2015, OTM loaned $10,000 to its EVP.  The loan term was six months and interest accrued at 5% per annum.  During the six months ended December 31, 2015, the Company loaned an additional $15,000 to its EVP.  Upon the closing of the Share Exchange Agreement, the balance of $25,372 was applied to the accrued compensation due to him.
As discussed in note 5, the Company is leasing two stations from Reitano Enterprises.  The opening inventory of the stations and petty cash was purchased from Reitano Enterprises; the inventory's carryover value of $182,788 plus petty cash of $1,274 is reflected as a related party payable in the financial statements.  The payable is unsecured, accrues interest at 6%, and is due in December 2016.  There is no prepayment penalty.
Note 8 – Subsequent Events
On January 28, 2016, the Company entered into an Asset Purchase Agreement with West Boynton Auto Service, Inc. d/b/a Hagen Ranch Texaco ("Hagen Farms"), Spanish River Service, Inc., d/b/a Jupiter Farms Chevron ("Jupiter Farms") and Seeliva Industries, Inc., d/b/a Wellington BP ("Wellington") pursuant to which the Company purchased certain assets used in the operation of the retail convenience stores, which also sell motor fuels, at these three locations.  The sellers were affiliates of Mr. Jay Seewald, an executive officer and director of the Company.  The effective date of the acquisitions was January 14, 2016 as to two of the locations and January 15, 2016 as to the third location.  These retail stores were previously owned and operated by companies controlled by Mr. Seewald. The Hagen Farms location had been operated for 11 years, the Jupiter Farms location had been operated for six years and the Wellington location had been operated for six years.  Each of the Jupiter Farms and Wellington locations have a Dunkin Donuts franchise at the location which will be retained.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
December 31, 2015

Under the terms of the Asset Purchase Agreement, the Company paid an aggregate of $3,664,780 for these assets.  The consideration included six month secured promissory notes in the aggregate principal amount of $1,465,912 (the "Secured Notes"); an aggregate of 1,099,434 shares of our Series B Convertible Preferred Stock (the "Series B Preferred") which has a stated value of $1,099,434; and an aggregate of 1,099,434 shares of our common stock valued at $1,099,434.  As additional consideration, the Company also agreed to pay each seller a six-month transition management fee equal to the net profits, as computed in accordance with GAAP, for the location.  The Company will also purchase the inventory and motor fuel on hand at each location as of the closing date in cash, which such amount shall be due within 60 days of the closing date.
The terms of each of the Secured Notes are identical and provide that the notes mature on July 27, 2016, subject to an extension of 60 days at our discretion.  The notes do not bear interest from the issuance date through the initial maturity date, and thereafter bear interest at 6% per annum.  Each note is secured by a blanket security interest in the assets at the respective location.  In the event of default under the terms of a Secured Note, the holder would be entitled to foreclose on the assets at that location.  An "event of default" includes the Company's failure to pay the note when due, the Company's failure to redeem the Series B Preferred issued as partial consideration to that seller for the stated value prior to the maturity date of the note as well as customary bankruptcy and creditor assignment provisions.  Upon an event of default under one or more of the Secured Notes, the Series B Preferred issued to that seller would be immediately cancelled without consideration to the seller.
The Asset Purchase Agreement, which contains customary cross indemnification provisions, provides that each seller is to deliver to the Company audited financial statements for each location, within 74 days from the effective dates and prepared in accordance with GAAP and in conformity to the rules and regulations of the Securities and Exchange Commission.  The Company has agreed to pay the costs of the audits.  Should any seller fail to make this delivery, the seller would be prohibited from asserting an event of default under the note.
In connection with the acquisitions of these businesses, through a wholly-owned subsidiary the Company has entered into lease agreements with the various lessors of the real property at which these retail stores are located.  The lessor for each location is as follows:  Reitano Enterprises, Inc., a related party, with respect to the Jupiter Farms location;West Boynton Auto Services, Inc., a related party, with respect to the Hagen Ranch; and Automated Petroleum & Energy Co., Inc., an unaffiliated third party, with respect to the Wellington location.
Each of the leases provide for a term of 10 years with a right to renew for an additional 10 year period.  The initial annual base rent is as follows: $438,000 for Jupiter Farms; $396,000 for Hagen Ranch; and $253,920 for Wellington; plus, in each instance, sales taxes and any other government taxes.  The amount of base rent is subject to escalation over the terms of the respective leases.

Item 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six month periods ended December 31, 2015 and 2014 should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Part II, Item 1A, Risk Factors, and Cautionary Notice Regarding Forward-Looking Statements sections appearing elsewhere in this report and our other filings with the Securities and Exchange Commission.  We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this report.

Overview

Our business strategy is to own, manage and operate convenience stores with gas stations under the brand name "On the Move."  The OTM retail stores will be located in coastal/resort or tourist destinations in the State of Florida.  While we are an early stage company, our management has significant, long term success in developing, owning and operating convenience stores and gas stations, conceiving and implementing successful brand development strategies for major companies as well as operating franchises which we believe will be invaluable as "On the Move" seeks key partnerships for its locations.

Our retail stores will offer beverage and tobacco products; health and beauty aids; automotive products; and other non-food items, as well as a selection of food items including "American Fare" prepared foods such as hamburgers, sandwiches, salads, fries and shakes. In addition, it will be involved at the same convenience store location in the retail sale of gasoline or gasohol on a self-service basis. We intend to grow our company through acquisitions as well as internal growth. Our near-term business plan is to expand to more than 25 retail stores by the end of 2016. This would increase the OTM brand in key demographic areas throughout the State of Florida.

In pursuit of this goal, we have leases in place for our first five locations in key areas in Florida.  In December 2015 we entered into lease agreements with a related party for two locations in Okeechobee and Royal Palm Beach, Florida.  As described below, in January 2016 we closed an Asset Purchase Agreement with a related party pursuant to which we acquired the businesses of three retail stores located in Boynton Beach, Wellington and Jupiter, Florida. As a result of these transactions, we began generating revenues during the second quarter of 2016.  Five of our retail stores are currently operating under the One the Move brand.

In December 2015, we entered into two Commercial Lease Agreements with Reitano Enterprises, Inc., a corporation owned by Richard Reitano, an officer and director of the company, for two locations in South Florida.  The terms of each of the triple net leases for the locations are substantially similar.  The lease term is for a period of 10 years with a right to renew for an additional 10-year period.  The base rent is $256,721.16 per year, per location, payable in advance in equal monthly installments of $21,393.43 per month which includes all sales, state, property and tangible taxes and insurance.  The rent amount for each lease will be adjusted annually in accordance with any increase or decrease in the amount of property tax and insurance for the location.  The base rent will increase $3,600 per year commencing in the second year of the lease term.  The lessor may terminate the lease upon 30 days notice to us in the event we fail to pay the rent in a timely manner.  We paid security deposits of $25,000 for each lease which such deposit is subject to increase at the option of the lessor up to an additional $25,000 plus three months rent and seven days of projected fuel sales.  We agreed to maintain certain customary insurance and indemnified the lessor for certain events.

In December 2015 we entered into an Area Development Agreement with entered into an Area Development Agreement with Stewart's All American Corp. ("Stewart's"), the franchisor of the Stewart's Restaurant chain. As consideration for the agreement, we issued Stewart's 2,000,000 shares of our Series A convertible preferred stock with a stated value of $2,500,000.  Under the terms of the agreement, we were granted exclusive development rights in Florida and Georgia to develop 250 stand-alone businesses and express units to be located in the OTM retail stores which we are presently establishing.  Under the terms of the Area Development Agreement, we are obligated to open the 250 Stewart's locations within 12 years under an agreed upon timeline.  We will enter into separate franchise agreements for each location upon approval of the site by Stewart's.  We were also granted a right of first refusal for development rights in North Carolina and South Carolina during the first 12 years of the term of the agreement, together with a 24 month option for the same exclusive rights in those states at a 50% development fee and 125 locations over 12 years.

In January 2016 we acquired certain assets used in the operation of the three retail convenience stores, which also sell motor fuels, at locations in South Florida from sellers that are affiliates of Mr. Jay Seewald, an executive officer and director of our company.  These retail stores were previously owned and operated by companies controlled by Mr. Seewald. Each of the Jupiter Farms and Wellington locations have a Dunkin Donuts franchise at the location which will be retained.  Under the terms of the of the Asset Purchase Agreement, we paid an aggregate of $3,664,780 for these assets.  The consideration included:

•	six month secured promissory notes in the aggregate principal amount of $1,465,912 (the "Secured Notes");
•	an aggregate of 1,099,434 shares of our Series B Convertible Preferred Stock (the "Series B Preferred") which has a stated value of $1,099,434; and
•	an aggregate of 1,099,434 shares of our common stock valued at $1,099,434.

As additional consideration, we also agreed to pay each seller a six month transition management fee equal to the net profits, as computed in accordance with GAAP, for the location.  We also purchased the inventory and motor fuel on hand at each location as of the closing date which is payable in cash within 60 days of the closing date.

The terms of each of the Secured Notes are identical and provide that the notes mature on July 27, 2016, subject to an extension of 60 days at our discretion.  The notes do not bear interest from the issuance date through the initial maturity date, and thereafter bear interest at 6% per annum.  Each note is secured by a blanket security interest in the assets at the respective location.  In the event of default under the terms of a Secured Note, the holder would be entitled to foreclose on the assets at that location.  An "event of default" includes our failure to pay the note when due, our failure to redeem the Series B Preferred issued as partial consideration to that seller for the stated value prior to the maturity date of the note as well as customary bankruptcy and creditor assignment provisions.  Upon an event of default under one or more of the Secured Notes, the Series B Preferred issued to that seller would be immediately cancelled without consideration to the seller.

The Asset Purchase Agreement provides that each seller is to deliver to us audited financial statements for each location, within 74 days from the effective dates and prepared in accordance with GAAP and in conformity to the rules and regulations of the Securities and Exchange Commission.  We have agreed to pay the costs of the audits.  Should any seller fail to make this delivery, the seller would be prohibited from asserting an event of default under the note.

In connection with the acquisitions of these businesses, though a wholly-owned subsidiary we have entered into lease agreements with the various lessors of the real property at which these retail stores are located.  The lessor for each location is as follows:

•	Reitano Enterprises, Inc., a related party, with respect to the Jupiter Farms location;
•	West Boynton Auto Services, Inc., a related party, with respect to the Hagen Ranch; and
•	Automated Petroleum & Energy Co., Inc., an unaffiliated third party, with respect to the Wellington location.

Each of the leases provide for a term of 10 years with a right to renew for an additional 10 year period.  The initial annual base rent is as follows:

•	$438,000 for Jupiter Farms;
•	$396,000 for Hagen Ranch; and
•	$253,920 for Wellington.

plus, in each instance, sales taxes and any other government taxes.  The amount of base rent is subject to escalation over the terms of the respective leases.

Lastly, in December 2015 we terminated the lease agreement with an unrelated third party for a location in Lakeland, Florida OTM Holdings had entered into prior to the reverse merger of that entity into the company in November 2015.

In order to implement our business strategy, including providing funds to covert the new locations to the OTM brand, fulfill the terms of the Area Development Agreement with Stewart's, pay costs associated with the audits of the recently acquired locations, pay for the inventory, satisfy the Secured Notes as well as fund the redemption of the Series B Preferred, in addition to acquiring additional leases and businesses we will need to raise approximately $5,000,000.  We do not have any firm commitments for this capital and there are no assurances we will be successful in our efforts to raise the funds.  If we do not raise the additional necessary capital to satisfy our obligations under the Asset Purchase Agreement and the Secured Notes, an event of default will occur and the sellers will have the right to foreclose on the Secured Notes.  In that event, we would no longer have any rights to operate those locations and the funds we will have invested in the transaction related costs as well as improvements at the locations, if any, will be lost.  In addition, we would still be obligated under the terms of the real property leases at these locations.  In addition, if we do not file the necessary historic audited financial statements for the January 2016 acquisitions with the Securities and Exchange Commission under the period provided for by the applicable rules and regulations, we will not be considered "current" in our reporting obligations which could further exacerbate our ability to raise the necessary capital.  Any failure by us to raise this capital will adversely impact our ability to pay our obligations as they become due, expand our existing operations and further implement our acquisition strategy.

Results of operations

As described in the overview section, in the second quarter of fiscal 2016 we began generating revenues from the operations at two locations.  Approximately 46% of our revenues for the second quarter of fiscal 2016 and the six months ended December 31, 2015 are from fuel sales and the balance of approximately 54% are from nonfuel sales at the convenience stores at these locations.  During the second quarter and first six months of fiscal 2016 our gross margins on fuel sales was approximately 22% and our gross margins on nonfuel sales was approximately 34%.  In January 2016 we acquired three additional operating locations as described elsewhere herein.  Accordingly, while we expect that our revenues will increase substantially during the balance of fiscal 2016, we are unable at this time to estimate the amount of such increases, the percentage of our overall revenues in future periods attributable to fuel and nonfuel sales or the expected gross margins on these revenues.

Our general and administrative expenses and our professional fees increased significantly during the second quarter of fiscal 2016 and the six months ended December 31, 2015 from the comparable periods in fiscal 2015.  These increases are primarily related to our exit from shell status.  We expect that our general and administrative expenses and our professional fees will increase substantially during the balance of fiscal 2016, however, we are unable at this time to quantify the amount of such expected increases.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2015 we had approximately $115,000 in cash and a working capital deficit of $227,262, as compared to cash of approximately $104,000 and working capital of $44,498 at June 30, 2015 (unaudited).  These changes are primarily attributable to an increase of $178,837 in inventory together with increases in accounts payable and accrued expenses and a related party payable.  The increases in accounts payable and accrued expenses are principally associated with the our exit from shell status and the commencement of operations during the later part of the second quarter of fiscal 2016 and include approximately $182,000 due a related party for the purchase of inventory in December 2015.

As described earlier in this report, we do not currently have sufficient working capital to fund our operations or pay our obligations as they become due.  While we expect that the January 2016 acquisitions will substantially increase our revenues in future periods, as a result of the terms of the Asset Purchase Agreement  which requires us to pay an affiliates of Mr. Seewald a six month transitional management fee equal to the next profits at these locations, we do not expect that these new locations will positively impact our results of operations or our liquidity in future periods.  If we are unable to raise the necessary capital, our ability to continue as a going concern is in jeopardy.

Cash flows

Net cash used in operating activities for the first six months of fiscal 2016 was $41,867 as compared to $22,443 for the first six months of fiscal 2015.  The increase in the fiscal 2016 period is primarily related to the increase in accounts payable and accrued expenses resulting from our exit from shell status.

Net cash used in investing activities for the first six months of fiscal 2016 was $57,778 as compared to zero in the comparable period in fiscal 2015.  This increase in the fiscal 2016 period is attributed to the related party leases we entered into in November 2015 describe earlier in this report.

Net cash provided by financing activities for the first six months of fiscal 2016 was $110,000 and represented proceeds from the sale of shares of our common stock and the conversion of a promissory note issued by OTM Holdings in July 2015.  Net cash provided by financing activities for the first six months of fiscal 2015 was $20,000 and represented proceeds from the sale by it of equity net of offset of a previously carried subscription receivable.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our condensed consolidated financial statements appearing elsewhere in this report.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.                                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended June 30, 2015.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

None.

Item 1A.      Risk Factors.

You should consider carefully these risk factors, together with all of the other information included in this report.  If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

RISKS RELATED TO OUR COMPANY

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

Prior to our acquisition of OTM Holdings in November 2015, we were a blank check company with no business or operations.  While our management, who were also the management of OTM Holdings prior our acquisition of that entity, have significant business experience in our industry and target markets, OTM Holdings was formed in August 2014 and has had limited operations.  Our operations are subject to all the risks inherent in the establishment of a new business enterprise. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays that are frequently encountered in an early stage company. There can be no assurance that at this time that we will operate profitably or will have adequate working capital to meet our obligations as they become due.  Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in highly competitive markets. We cannot be certain that our business strategy will be successful or that we will successfully address these risks.  In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

We need to raise a significant amount of capital to provide funds to operate and expand our business.

We need to raise at least $5 million to provide funds for the improvements and build outs at our existing locations, satisfy outstanding Secured Notes, redemption of Series B Preferred, possible acquisitions of additional locations, including from related parties, and as well as costs associated with acquisition audits and general working capital.  Approximately 71% of that amount may be allocated to payments to related parties, including the $2.9 million necessary to satisfy outstanding secured notes and redeem the Series B Preferred.  We do not have any firm commitments to raise these funds and expect to encounter difficulties as a result of our lack of operating history, lack of public market for our common stock and the material amount which will be allocated to related party payments.  If we are unable to raise the capital as necessary, our ability to generate any significant revenues and implement our business strategy may be adversely affected.

Our management has no experience in operating a public company.

Our executive officers and directors have no experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their lack of experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage to us in that it is likely that an increasing amount of their time will be devoted to these activities which will result in less time being devoted to the management and growth of our company.  It is possible that we will be required to expand our employee base and hire additional employees, such as a chief financial officer experienced in public company financial reporting, to support our operations as a public company which will increase our operating costs in future periods.

We will incur increased costs as a result of becoming a public company which will increase our operating expenses in future periods.

As a public company, we will incur significant legal, accounting and other expenses related to reporting obligations under federal securities laws that we did not incur as a private company. Additional SEC regulations have also substantially increased the accounting, legal, and other costs related to remaining an SEC reporting company. For example, we will need to adopt and incorporate corporate governance policies and procedures as well as enhanced disclosure controls and procedures and internal controls over financial reporting. We expect these additional costs will range from $90,000 to $120,000 annually. Until such time, if ever, that we generate sufficient revenues from our operations to fund these additional costs, we expects that we will seek additional financing as to which there are no assurances. As of this date, we do not have any debt or equity financing in place.  These additional costs will increase our operating expenses in future periods and will adversely impact our ability to report profitable operations in future periods.

Transactions with related parties may result in certain conflicts of interest which may not be resolved in our favor.

In December 2015 we entered into long-term leases for our Okeechobee and Royal Palm locations which are located on premises which are owned by Reitano Enterprises, Inc., an entity which is controlled by Mr. Reitano.  Reitano Enterprises, Inc. was never an operator of the retail stores at these locations. In January 2016, we acquired the businesses of three retail stores at locations, which were owned and operated by corporations controlled by Mr. Seewald, pursuant to an Asset Purchase Agreement.  In connection with the Asset Purchase Agreement, the corporations controlled by Mr. Seewald are required to furnish audited financial statements for the prior two fiscal years in accordance with SEC rules and regulations.  While we believe that the terms of the Asset Purchase Agreement is commercially fair, we did not obtain a third party opinion.  The possibility exists that in the future we may acquire or merge with a business or company in which our executive officers may have an ownership interest. Such a transaction may occur if management deems it to be in our best interests after consideration of all factors. An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both OTM and the acquired entity, and may compromise management's fiduciary duties to our stockholders.  While we expect our management to exercise their fiduciary obligations to our company, there are no assurances that any conflict of interest will be resolved to our benefit.

If we fail to develop the Stewart's locations in accordance with the development schedule we will be in default under the terms of the Area Development Agreement.

Under the terms of the Area Development Agreement, we are obligated to open the 250 Stewart's locations within 12 years under an agreed upon accelerating timeline, which includes opening two stores by December 2016 and 15 stores by December 2017.  If we fail to adhere to the development timeline, we could be deemed to be in default under the terms of the Area Development Agreement.  As we have invested significant time and incurred significant expenses in securing this Area Development Agreement, and expect that the Stewart's locations within our OTM retail stores will serve to increase our ability to compete in a highly competitive market, the loss of the exclusive development rights under the terms of the Area Development Agreement could be materially adverse to our ability to build our brand, generate any significant revenues and report profitable operations in future periods.

It is possible we will not receive the desired accounting treatment for the related party leases we entered into in December 2015, which could cause material adverse consequences.

In December 2015 we entered into operating leases with Reitano Enterprises, Inc., a related party, for two existing gas station locations, which have been converted into OTM retail stores.  We have structured these transactions in a manner that the leases would not be treated, under SEC rules, as the acquisition of a "business" requiring historical financial information.  Each of these locations was previously operated by unaffiliated third parties. Reitano Enterprises, Inc.'s role was solely limited to that of a lessor. In the event it is subsequently determined that one or both of these lease transactions are required to be treated as the acquisition of a business, under SEC rules we will be required to change the accounting for the transactions and file historical audited financial statements for the business(es), which are not available or otherwise unwind the transaction. If we should determine not to unwind the particular lease transaction, we would not be considered "current" in our reporting obligations under the Securities Exchange Act of 1934.  As such, we would be prohibited from filing a registration statement with the SEC to register any of our securities, including shares of our Common Stock underlying the Units offered hereby, until we have reported revenues from the leased location(s) for the requisite period of time, which may be as long as two years from the date of the lease(s).

Any failure to file that historic audited financial statements of the acquired businesses could have a material adverse effect on our company.

In January 2016 we acquired the businesses of three retail stores from a corporation controlled by Mr. Jay Seewald, a related party.  Under SEC rules the acquisition of a "business" requires historical audited financial statements.  It is possible we will not receive the audited financial statements for the businesses we acquired in January 2016.  In the unlikely event that the historical audited financial statements cannot be delivered, the acquisitions could be unwound within 75 days of the closing of the transaction.

RISKS RELATED TO OUR INDUSTRY

The convenience store and retail fuel industries are highly competitive and impacted by new entrants. Increased competition could result in lower margins.

The convenience store and retail fuel industries in the areas in which we intend to operate are highly competitive and marked by ease of entry and constant change in the number and type of retailers offering the products and services to be found in the OTM stores. OTM competes with numerous other convenience store chains, independent convenience stores, supermarkets, drugstores, discount clubs, fuel service stations, mass merchants, dollar stores, fast food operations and other similar retail outlets. In recent years, several non-traditional retailers, including supermarkets, club stores and mass merchants, have begun to compete directly with convenience stores. These non-traditional fuel retailers have obtained a significant share of the fuel market and their market share is expected to grow, and these retailers may use promotional pricing or discounts, both at the fuel pump and in the store, to encourage in-store merchandise sales and fuel sales. In some of our markets, our competitors have been in existence longer and have greater financial, marketing and other resources than OTM does. As a result, competitors may be able to respond better to changes in the economy and new opportunities within the industry.

To be and remain competitive, we must constantly analyze consumer preferences and competitors' offerings and prices to ensure we offer a selection of convenience store products and services at competitive prices to meet consumer demand. OTM must also maintain and upgrade our customer service levels, facilities and locations to remain competitive and drive customer traffic to the OTM stores. Principal competitive factors include, among others, location, ease of access, fuel brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. From time to time, competitors may sell fuel or alternative energy products which are not available to OTM due to the OTM fuel contracts. Competitive pressures could materially impact fuel and merchandise volume, sales and gross profit and overall customer traffic, which could in turn have a material effect on OTM's business, financial condition and results of operations.

Volatility in oil and wholesale fuel costs could impact our operating results.

Oil and domestic wholesale fuel markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of the U.S. dollar could significantly impact oil supplies and wholesale fuel costs. In addition, the supply of fuel and wholesale purchase costs could be materially impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries, sustained increase in global demand, or the fact that the our fuel contracts will not guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale fuel costs have resulted, and could in the future result, in significant increases in the retail price of fuel products and in lower fuel gross margin per gallon. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on operating results and financial condition. Dramatic increases in oil prices will squeeze the retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. A significant change in any of these factors could materially impact fuel and merchandise volume, fuel gross profit and overall customer traffic, which in turn could have a material effect on our business, financial condition and results of operations.

Changes in credit card expenses could tighten profit margin, especially on fuel.

A significant portion of fuel sales involve payment using credit cards. We are assessed credit card fees as a percentage of transaction amounts and not as a fixed dollar amount or percentage of our margins. Higher fuel prices trigger higher credit card expenses, and an increase in credit card use or an increase in credit card fees would have a similar effect. Therefore, credit card fees charged on fuel purchases that are more expensive as a result of higher fuel prices are not necessarily accompanied by higher profit margins. In fact, such fees may cause lower profit margins. Lower profit margins on fuel sales caused by higher credit card fees may decrease overall profit margin and could have a material effect on our business, financial condition and results of operations.

Wholesale cost and tax increases relating to tobacco products could affect operating results.

Any significant increases in wholesale cigarette costs and tax increases on tobacco products may have a materially adverse effect on unit demand for cigarettes domestically. Currently, major cigarette manufacturers offer significant rebates to retailers, although there can be no assurance that such rebate programs will continue. OTM includes these rebates as a component of cost of goods, which affects gross margin from sales of cigarettes. In the event these rebates are no longer offered, or decreased, wholesale cigarette costs will increase accordingly. In general, we attempt to pass price increases on to our customers. Due to competitive pressures in the OTM markets, however, we may not always be able to do so. These factors could adversely affect the retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material effect on our business, financial condition and results of operations.

Government action and campaigns to discourage smoking may have a material adverse effect on revenues and gross profit.

Congress has given the Food and Drug Administration ("FDA") broad authority to regulate tobacco products, and the FDA has enacted numerous regulations restricting the sale of such products. These governmental actions, as well as national, state and local campaigns to discourage smoking and other factors, have resulted in reduced industry volume and consumption levels, and could materially affect the retail price of cigarettes, unit volume and revenues, gross profit, and overall customer traffic, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Changes in economic conditions, consumer behavior, travel and tourism could impact business.

In the convenience store industry, customer traffic is generally driven by consumer preferences and spending trends, growth rates for automobile and commercial truck traffic and trends in travel, tourism and weather. Changes in economic conditions generally, or in Florida specifically, could adversely impact consumer spending patterns and travel and tourism in OTM's markets. In particular, weakening economic conditions may result in decreases in miles driven and discretionary consumer spending and travel, which impact spending on fuel and convenience items. In addition, changes in the types of products and services demanded by consumers may adversely affect merchandise sales and gross profit. Additionally, negative publicity or perception surrounding fuel suppliers could adversely affect their reputation and brand image which may negatively affect fuel sales and gross profit. Similarly, advanced technology and increased use of "green" automobiles (i.e., those automobiles that do not use petroleum-based fuel or that run on hybrid fuel sources) could drive down demand for fuel. Our success depends on our ability to anticipate and respond in a timely manner to changing consumer demands and preferences while continuing to sell products and services that will positively impact overall merchandise gross profit.

The OTM retail stores will be located in coastal/resort or tourist destinations. Historically, travel and consumer behavior in such markets is more severely impacted by weak economic conditions. If the number of visitors to coastal/resort or tourist locations decreases due to economic conditions, changes in consumer preferences, changes in discretionary consumer spending or otherwise, sales could decline, which in turn could have a material effect on our business, financial condition and results of operations.

Market turmoil and uncertain economic conditions, including increases in food and fuel prices, changes in the credit and housing markets, actual and potential job losses among sectors of the economy, significant declines in the stock market resulting in large losses in consumer retirement and investment accounts, uncertainty regarding future federal tax and economic policies and similar circumstances affect consumer confidence and may curtail retail spending and result in decreases in miles driven. If these economic conditions exist, OTM may experience sales declines in both fuel and merchandise, which could have a material effect on our business, financial condition and results of operations.

Legal, technological, political and scientific developments regarding climate change may decrease demand for fuel.

Developments regarding climate change and the effects of greenhouse gas emissions on climate change and the environment may decrease the demand for OTM's major product, petroleum-based fuel. Attitudes toward our product and its relationship to the environment and the "green movement" may significantly affect our sales and ability to market our product. New technologies developed to steer the public toward non-fuel dependent means of transportation may create an environment with negative attitudes toward fuel, thus affecting the public's attitude toward OTM's major products and potentially having a material effect on our business, financial condition and results of operations. Further, new technologies developed to improve fuel efficiency or governmental mandates to improve fuel efficiency may result in decreased demand for petroleum-based fuel, which could have a material effect on our business, financial condition and results of operations.

Federal regulation of tobacco products could adversely impact OTM operating results.

In June 2009, Congress gave the FDA broad authority to regulate tobacco products through passage of the Family Smoking Prevention and Tobacco Control Act ("FSPTCA"). The FSPTCA:

•	sets national performance standards for tobacco products;

•	requires manufacturers, with certain exceptions, to obtain FDA clearance or approval for cigarette and smokeless tobacco products commercially launched, or to be launched;

•	required new and larger warning labels on tobacco products; and

•	requires FDA approval for the use of terms such as "light" or "low tar".

Under the FSPTCA, the FDA has passed regulations that:

•	prohibit the sale of cigarettes or smokeless tobacco to anyone under the age of 18 years (state laws are permitted to set a higher minimum age);

•	prohibit the sale of single cigarettes or packs with less than 20 cigarettes;

•	prohibit the sale or distribution of non-tobacco items such as hats and t-shirts with tobacco brands, names or logos;

•	prohibits the sale of cigarettes and smokeless tobacco in vending machines, self-service displays or other impersonal modes of sales, except in very limited situations;

•	prohibits free samples of cigarettes and limits distribution of smokeless tobacco products;

•	prohibits tobacco brand name sponsorship of any athletic, musical or other social or cultural event, or any team or entry in those events;

•	prohibits gifts or other items in exchange for buying cigarettes or smokeless tobacco products; and

•	requires that audio ads use only words with no music or sound effects.

Governmental actions and regulations, such as those noted above, as well as statewide smoking bans in restaurants and other public places, combined with the diminishing social acceptance of smoking, declines in the number of smokers in the general population and private actions to restrict smoking, have resulted in reduced industry volume, and it is expected that such actions will continue to reduce consumption levels. These governmental actions could materially impact retail price of cigarettes, cigarette unit volume and revenues, merchandise gross profit and overall customer traffic, which could in turn have a material effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS

Unfavorable weather conditions, the impact of climate change or other trends or developments in the Florida could adversely affect OTM business.

All of our stores are to be located in the Florida. Florida is susceptible to severe storms, including hurricanes, thunderstorms, tornadoes, and extended periods of rain.  The OTM retail stores are also to be located in coastal/resort or tourist destinations. These coastal locations may be particularly susceptible to natural disasters or adverse localized effects of climate change, such as sea-level rise and increased storm frequency or intensity. To the extent broad environmental factors, triggered by climate change or otherwise, lead to localized physical effects, disruption in business or unexpected relocation costs, the performance of stores in these locations could be adversely impacted.

Failure to comply with state laws regulating the sale of alcohol and tobacco products may result in the loss of necessary licenses and the imposition of fines and penalties on OTM, which could have a material effect on OTM's business.

State laws regulate the sale of alcohol and tobacco products. A violation or change of these laws could adversely affect our business, financial condition and results of operations because state and local regulatory agencies have the power to approve, revoke, suspend or deny applications for, and renewals of, permits and licenses relating to the sale of these products or to seek other remedies. Such a loss or imposition could have a material effect on business.

Failure to comply with the other state and federal regulations OTM is subject to may result in penalties or costs that could have a material effect on OTM's business.

Our business is subject to various other state and federal regulations, including, without limitation, employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, or impact of mandated health care benefits would likely result in an increase in labor costs and such cost increase, or the penalties for failing to comply with such statutory minimums or regulations, could have a material effect on our business, financial condition and results of operations. In addition, legislative and regulatory initiatives regarding climate change and greenhouse gas emissions could have a material impact on business, financial condition and results of operations by increasing our regulatory compliance expenses, increasing fuel costs and/or decreasing customer demand for fuel sold at OTM's retail store locations.

OTM may depend on one principal supplier for the majority of its merchandise. A disruption in supply or a change in our relationship could have a material effect on OTM's business.

It is anticipated that the majority of general merchandise, including most tobacco products and grocery items, will be purchased from a single wholesale grocer. A change of merchandise suppliers, a disruption in supply or a significant change in our relationship with its principal merchandise suppliers could have a material effect on our business, cost of goods sold, financial condition and results of operations.

OTM depends on suppliers for all of its fuel. A disruption in fuel supply, a change in relationship with suppliers or a failure to comply with fuel supply contracts could have a material effect on OTM's business.

We expect to purchase all of our fuel from suppliers, primarily oil companies with which we will have fuel supply agreements of varying durations. Certain fuel supply agreements contain minimum volume provisions. A failure to purchase the minimum volumes could result in an increase in fuel costs and/or other remedies available to the supplier, including termination of some agreements.  We cannot provide assurance that it will be able to obtain fuel on acceptable terms. A change of suppliers, a disruption in supply or a significant change in our relationship with its principal suppliers, or a failure to purchase required minimum volumes under fuel agreements could have a material impact on our business, financial condition and results of operations.

Because OTM depends on its senior management's experience and knowledge of the industry, it would be adversely affected if it were to lose any members of its senior management team.

We are dependent on the continued efforts of our senior management team. If, for any reason, our senior executives do not continue to be active in management or management is unable to successfully locate a successor for them, our business, financial condition, results of operations and cash flows could be adversely affected. We may not be able to attract and retain additional qualified senior personnel as needed in the future. In addition, we do not maintain key personnel life insurance on our senior executives and other key employees. We also rely on our ability to recruit qualified store and field managers. If we fail to continue to attract these individuals at reasonable compensation levels, operating results may be adversely affected.

The dangers inherent in the storage of fuel could cause disruptions and could expose OTM to potentially significant losses, costs or liabilities.

We will store fuel in storage tanks at our retail locations. OTM's operations are subject to significant hazards and risks inherent in storing fuel. These hazards and risks include, but are not limited to, fires, explosions, spills, discharges and other releases, any of which could result in distribution difficulties and disruptions, environmental pollution, governmentally-imposed fines or clean-up obligations, personal injury or wrongful death claims and other damage to OTM's properties and the properties of others. Any such event could have a material effect on our business, financial condition and results of operations.

OTM relies on information technology systems to manage numerous aspects of its business, and a disruption of these systems could adversely affect its business.

OTM depends on information technology, or IT, systems to manage numerous aspects of our business transactions and provide information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could significantly limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunications services, physical and electronic loss of data, security breaches, computer viruses and laws and regulations necessitating mandatory upgrades and timelines with which we may not be able to comply. Any serious disruption could cause our business and competitive position to suffer and adversely affect its operating results.

OTM's business, financial position and reputation could be adversely affected by the failure to protect sensitive customer, employee or vendor data or to comply with applicable regulations relating to data security and privacy.

In the normal course of business as a fuel and merchandise retailer, OTM will obtain large amounts of personal data, including credit and debit card information from customers. While we have invested significant amounts in the protection of our IT systems and maintain what we believe are adequate security controls over individually identifiable customer, employee and vendor data provided to us, a breakdown or a breach in our systems that results in the unauthorized release of individually identifiable customer or other sensitive data could nonetheless occur and have a material effect on OTM's reputation, operating results and financial condition. Such a breakdown or breach could also materially increase the costs we incur to protect against such risks. Also, a material failure on our part to comply with regulations relating to our obligation to protect such sensitive data or to the privacy rights of our customers, employees and others could subject us to fines or other regulatory sanctions and potentially to lawsuits.

RISKS RELATED TO ACQUISITIONS

OTM may not be able to identify, acquire, and integrate new stores, which could adversely affect its ability to grow its business.

An important part of our growth strategy will be to acquire other retail stores that complement our existing stores or broaden our geographic presence pursuing acquisition opportunities.  The closing of these future acquisitions will be subject to satisfaction of closing conditions, which could delay or prevent completion, cause us to incur additional costs, or both. Additionally, if we incurs substantial expenses in connection with the due diligence, negotiation and completion of a particular transaction and it is not completed, we would have incurred these expenses without realizing the expected benefits of the transaction.  Acquisitions involve risks that could cause our actual growth or operating results to differ materially from expectations. These risks include:

•	the inability to identify and acquire suitable sites at advantageous prices;

•	competition in targeted market areas;

•	difficulties during the acquisition process in discovering some of the liabilities of the businesses that we acquire;

•	difficulties associated with our existing financial controls, information systems, management resources and human resources needed to support our future growth;

•	difficulties in hiring, training and retaining skilled personnel, including store managers;

•	difficulties in adapting distribution and other operational and management systems to an expanded network of stores;

•	difficulties in obtaining governmental and other third-party consents, permits and licenses needed to operate additional stores;

•	difficulties in obtaining the cost savings and financial improvements we anticipate from future acquired stores;

•	the potential diversion of our senior management's attention from focusing on our core business due to an increased focus on acquisitions;

•	challenges associated with the consummation and integration of any future acquisition.

While our general growth strategy includes identifying and closing additional acquisitions, we are not presently a party of any agreements or understandings. There are no assurances we will acquire any additional companies.

Acquisition candidates may not be able to produce audited financial statements, which may preclude consummation of acquisition.

We will be required to provide certain information about significant acquisitions, including audited financial statements for the acquisition candidate covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by OTM. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the federal securities laws are applicable.

Acquisitions may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of a particular transaction may not be realized fully or at all.

We expect that some of the acquisitions we make will require substantial improvements in order to be brought up to OTM standards. These improvements may require an extended period of time to plan, design, permit and complete. If improvements are more difficult, costly or time consuming than expected, our business, financial condition or results of operations could be negatively affected.  Additionally, the success of any acquisition, including the realization of anticipated benefits and cost savings, will depend, in part, on our ability to successfully integrate the acquired business. The integration may be more difficult, costly or time consuming than expected or result in the loss of key employees, business disruption, or its ability to maintain relationships with customers, suppliers and employees or to fully achieve the anticipated benefits and cost savings of the acquisition. If we experiences difficulties with the integration process for a particular acquisition, the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Integration efforts may also divert management attention and resources. These matters could have an adverse effect on our business for an undetermined period after completion of a transaction.

RISKS RELATED TO OUR SECURITIES

There is currently no public market for our common stock.

There is presently no public market for our common stock.  While we intend to seek a quotation of our common stock on the OTCQB Tier of the OTC Markets in the future, there are no assurances we will be successful.  Even if our common stock is eventually quoted on the OTCQB, there are no assurances an active market for our common stock will develop.

It is likely that our common stock will be a "penny stock," which will make it more difficult for our investors to sell their shares.

If we are able to establish a trading market for our common stock, it is likely that our common stock will be considered a "penny stock" and will be subject to the "penny stock" rules adopted under Section 15(g) of the Securities Exchange Act of 1934. These rules require, among other things, that brokers who trade penny stocks, which are generally stock not listed on an exchange and which trades at less than $5.00 per share, to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we become subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock should such a market be established of which there is no assurance. if our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our securities in future periods.

FINRA sales practice requirements may limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative low priced securities will not be suitable for at least some customers. These FINRA requirements may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock if a market for our stock is established in the future, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the future market for our shares.

Until November 5, 2015 we were considered a "shell company." Absent an effective registration statement the ability of our stockholders to resell their shares of Common Stock is limited by Federal securities laws.

Prior to our acquisition of OTM Holdings in November 2015, we were a "shell company" as that term is defined under Federal securities laws. In general, under Rule 144 of the Securities Act of 1933, as currently in effect, a person, or person whose shares are aggregated, who is not our affiliate or has not been an affiliate during the prior three months and owns shares that were purchased from us, or any affiliate, at least six months previously, is entitled to make unlimited public resale's of such shares provided there is current public information available at the time of the resale's. The ability, however, of our stockholders to rely upon Rule 144 is limited by our former status as a shell company. As such, our stockholders are not able to rely on Rule 144 for the sale of shares of our common stock until a period of 12 months from November 5, 2015. If less than 12 months has elapsed since we ceased being a "shell company", then only registered shares can be sold pursuant to Rule 144.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

On November 30, 2015 we sold an aggregate of 60,000 shares of our common stock in private transactions to two affiliates of the company at a purchase price of $1.00 per share.  The purchasers were accredited investors and the issuances were exempt from registration under the Securities Act of 1933, as amended, in reliance on exemptions provided by Section 4(a)(2) of that act.  We are using these funds for working capital.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.            Mine Safety Disclosures.

Not applicable to our company's operations.

Item 5.                                        Other Information.

In December 2015 we terminated the September 2015 lease agreement with an unrelated third party for a location in Lakeland, Florida.

Item 6.                                        Exhibits.

No.	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to the Current Report on Form 8-K filed on November 24, 2015).
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to the Current Report on Form 8-K filed on January 20, 2016).
10.1	Area Development Agreement dated December 4, 2015 by and between Stewart's All American Corp. and On The Move Corporation *
10.2
Commercial Lease Agreement dated December 17, 2015 by and between Reitano Enterprises, Inc. and OTM USA Corp. for Okeechobee Location (incorporated by reference to the Current Report on Form 8-K filed January 13, 2016).

10.3
Commercial Lease Agreement dated December 17, 2015 by and between Reitano Enterprises, Inc. and OTM USA Corp. for Royal Palm Location(incorporated by reference to the Current Report on Form 8-K filed January 13, 2016).

10.4
Asset Purchase Agreement dated January 28, 2016 by and among On The Move Corporation, West Boynton Auto Service, Inc., Spanish River Service, Inc. and Seelvia Industries, Inc. ** (incorporated by reference to the Current Report on Form 8-k filed February 1, 2016).

10.5
Secured Promissory Note dated January 28, 2016 in the principal amount of $413,894 due West Boynton Auto Service, Inc. (incorporated by reference to the Current Report on Form 8-k filed February 1, 2016).

10.6
Security Agreement dated January 28, 2016 by and between On The Move Corporation and West Boynton Auto Service, Inc. (incorporated by reference to the Current Report on Form 8-k filed February 1, 2016).

10.7	Secured Promissory Note dated January 28, 2016 in the principal amount of $681,691 due Spanish River Service, Inc. (incorporated by reference to the Current Report on Form 8-k filed February 1, 2016).
10.8	Security Agreement dated January 28, 2016 by and between On The Move Corporation and Spanish River, Inc. (incorporated by reference to the Current Report on Form 8-k filed February 1, 2016).
10.9	Secured Promissory Note dated January 28, 2016 in the principal amount of $370,326 due Seeliva Industries, Inc. (incorporated by reference to the Current Report on Form 8-k filed February 1, 2016).
10.10	Security Agreement dated January 28, 2016 by and between On The Move Corporation and Seeliva Industries, Inc. (incorporated by reference to the Current Report on Form 8-k filed February 1, 2016).
10.11	Lease and Fuel Supply Agreement by and between Reitano Enterprises, Inc. and OTM USA Corp. *
10.12	Lease Agreement for Wellington BP by and between Automated Petroleum & Energy Co., Inc. and OTM USA Corp.*
10.13	Lease Agreement dated January 10, 2016 by and between West Boynton Auto Services, Inc. and OTM USA Corp.*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal accounting and financial officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*            filed herewith
**	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. On The Move Corporation agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON THE MOVE CORPORATION

February 22, 2016	By:	/s/ Richard Reitano
Richard Reitano, Chief Executive Officer

Index to Exhibits

10.11	Lease and Fuel Supply Agreement by and between Reitano Enterprises, Inc. and OTM USA Corp. *
10.12	Lease Agreement for Wellington BP by and between Automated Petroleum & Energy Co., Inc. and OTM USA Corp.*
10.13	Lease Agreement dated January 10, 2016 by and between West Boynton Auto Services, Inc. and OTM USA Corp.*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) principal financial and accounting officer*
32.1	Section 1350 Certification of Chief Executive Officer and principal accounting and financial officer*
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*            filed herewith