Form 10-Q
period 2016-03-31
ON THE MOVE Corp
filed 2016-06-13
CIK 1611742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
☐ Yes   ☒ No

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  51,181,334 shares of common stock are issued and outstanding as of May 24, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, "believe," "expect," "anticipate," "estimate," "intend," "plan," "targets," "likely," "aim," "will," "would," "could," and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our limited operating history;
•	our need to raise additional capital;
•	our management's lack of experience in operating a public company;
•	increased costs we will incur as a result of becoming a public company;
•	potential conflicts of interests in related party transactions;
•	risks associated with a failure to develop Stewart's locations in accordance with the terms of the Area Development Agreement;
•	the failure to receive the desired accounting treatment for related party leases entered into in December 2015;
•	our failure to timely file historic financial statements for the businesses we acquired in January 2016;
•	the inclusion of unaudited historic financial information in this report;
•	the impact of competition and our ability to effectively compete;
•	volatility in oil and wholesale fuel costs;
•	changes in credit card expenses and the impact on our margins;
•	wholesale cost and tax increases on tobacco products;
•	government actions to discourage smoking;
•	changes in economic conditions, consumer behavior, travel and tourism;
•	legal, technological, political and scientific developments regarding climate change which may decrease fuel demand;
•	Federal regulation of tobacco products;
•	unfavorable weather conditions in Florida;
•	failure to comply with federal or state laws;
•	dependence on a limited number of suppliers;
•	reliance on senior management;
•	risks associated with the onsite storage of fuel;
•	dependence on information technology systems;
•	failure to protect consumer, employee or vendor data;
•	ability to implement our acquisition strategy;
•	no trading market for our common stock; and
•	our status as a former shell company.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.  We qualify all of our forward-looking statements by these cautionary statements including those made in this report to the risk factors appearing in Part II. Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended December 31, 2015 as well as our other filings with the Securities and Exchange Commission.  Other sections of this report include additional factors which could adversely impact our business and financial performance.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

When used in this report, the terms "OTM," "we," "us," or "our" refers to On The Move Corporation, a Nevada corporation formerly known as NAS Acquisition Inc., and our subsidiaries OTM Holdings, Inc., a Florida corporation formerly known as On The Move Corporation which we refer to as "OTM Holdings," and OTM USA Corp., a Florida corporation we refer to as "OTM USA."  In addition, the "third quarter of fiscal 2016" refers to the three months ended March 31, 2016, the "third quarter of fiscal 2015" refers to the three months ended March 31, 2015, "fiscal 2015" refers to the year ended June 30, 2015, and "fiscal 2016" refers to the year ending June 30, 2016.

On the Move Corporation

FINANCIAL STATEMENTS
March 31, 2016

Consolidated Balance Sheets (Unaudited)

	Successor	Predecessor
	3/31/16	6/30/15

Cash	$360,054	$207,905
Accounts receivable	20,876	74,800
Receivable from parent company	-	1,446,435
Related party receivable	-	455,150
Inventory	489,483	292,234
Total current assets	870,413	2,476,524

Deposits	113,068	281,080
Deferred financing costs	6,786	-
Goodwill	3,480,524	-
Noncurrent assets from discontinued operations	-	3,406,793
Total assets	$4,470,791	$6,164,397

Bank overdraft	$-	$1,598
Accounts payable and accrued expenses	590,126	268,372
Related party payables	1,989,021	84,013
Series B convertible preferred stock, net of discount, $0.0001 par value, $1 stated value; 8,000,000 shares designated, 1,099,434 issued and outstanding	1,020,467	-
Total current liabilities	3,599,614	353,983

Deferred rent liability	28,195	-
Related party loans	-	1,886,254
Noncurrent liabilities from discontinued operations	-	1,937,767
Total liabilities	3,627,809	4,178,004

Stockholders' equity
Preferred stock, undesignated, $0.0001 par value; 15,000,000 shares authorized	-	-
Series A convertible preferred stock, $0.0001 par value, $1.25 stated value; 2,000,000 shares designated, 2,000,000 issued and outstanding	200	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 51,181,334 shares issued and outstanding	5,118
Additional paid in capital	1,728,719	93,559
Accumulated equity (deficit)	(891,055)	1,892,834
Total stockholders' equity	842,982	1,986,393

Total liabilities and stockholders' equity	$4,470,791	$6,164,397

See accompanying notes to the consolidated unaudited financial statements

On the Move Corporation

Consolidated Statement of Operations (Unaudited)

	Successor	Predecessor	Predecessor
	January 14 - March 31, 2016	January 1 - January 13, 2016	Three months ended 3/31/15

Revenues
Fuel	$4,151,825	$591,173	$5,108,018
Nonfuel	2,342,467	391,017	1,994,122
Total revenues	$6,494,292	$982,190	$7,102,140

Costs and operating expenses
Fuel cost of goods sold	3,692,395	475,899	4,769,769
Nonfuel cost of goods sold	1,709,221	312,800	1,383,874
Station and other operating expenses	1,181,599	108,687	664,042
General and administrative	335,896	-	-
Professional fees	84,592	277	4,430
Total costs and operating expenses	$7,003,703	$897,663	$6,822,115

Net income (loss) from continuing operations	(509,411)	84,527	280,025

Discontinued operations:
Loss from discontinued operations	-	20,159	148,861
Net income (loss)	$(509,411)	$64,368	$131,164

Basic and diluted loss per common share	$(0.01)

Basic and diluted weighted average shares outstanding	51,180,094

See accompanying notes to the consolidated unaudited financial statements

On the Move Corporation

Consolidated Statement of Operations (Unaudited)

	Successor	Predecessor	Predecessor
	January 14 - March 31, 2016	July 1, 2015 - January 13, 2016	Nine months ended 3/31/15

Revenues
Fuel	$4,151,825	$10,107,121	$17,824,162
Nonfuel	2,342,467	4,249,402	5,546,132
Total revenues	$6,494,292	$14,356,523	$23,370,294

Costs and operating expenses
Fuel cost of goods sold	3,692,395	9,138,679	16,697,449
Nonfuel cost of goods sold	1,709,221	2,827,679	3,812,518
Station and other operating expenses	1,181,599	1,519,465	1,721,503
General and administrative	335,896	-	-
Professional fees	84,592	13,861	11,815
Total costs and operating expenses	$7,003,703	$13,499,684	$22,243,285

Net income (loss) from continuing operations	(509,411)	856,839	1,127,009

Discontinued operations:
Loss from discontinued operations	-	332,882	446,584
Net income (loss)	$(509,411)	$523,957	$680,425

Basic and diluted loss per common share	$(0.01)

Basic and diluted weighted average shares outstanding	51,180,094

See accompanying notes to the consolidated unaudited financial statements

On the Move Corporation

Consolidated Statement of Cash Flows (Unaudited)

	Successor	Predecessor	Predecessor
	January 14 - March 31, 2016	July 1, 2015 - January 13, 2016	Nine months ended 3/31/15
Cash flows used in operating activities
Net income (loss)	$(509,411)	$523,957	$680,425
Non cash adjustments
Warrant expense	41,667	-	-
Changes in operating assets and liabilities
Deferred rent expense	28,195	-	-
(Increase) decrease in receivables	(19,029)	60,124	(8,453)
Increase in receivable from parent company	-	(319,205)	(314,574)
Decrease in prepaid expenses	24,268	-	-
Decrease (increase) in inventory	25,660	(35,797)	(630)
Increase (decrease) in accounts payable and accrued expenses	342,381	(36,677)	26,284
Increase in related party payable	105,737	-	-
Net cash provided by operating activities	39,468	192,402	383,052

Cash flows used in investing activities
(Increase) decrease in security deposits	(50,290)	(1,000)	1,200
Decrease in related party receivables	-	(430,000)	(205,000)
Net cash used in investing activities	(50,290)	(431,000)	(203,800)

Cash flows from financing activities
Proceeds from sales of common stock	79,600	-	-
Bank overdraft	-	2,973	1,068
Increase in related party loans	6,245	15,000	-
Net cash provided by financing activities	85,845	17,973	1,068

Discontinued operations
Cash provided by operating activities	-	-	92
Cash provided by (used in) financing activities	-	210,000	(140,000)
Net cash provided by (used in) discontinued operations	-	210,000	(139,908)

Net change in cash	75,023	(10,625)	40,412
Cash, beginning of period	285,031	207,905	225,105
Cash, end of period	$360,054	$197,280	$265,517

Supplemental cash flow information
Cash paid for interest	$-	$332,882	$446,584
Cash paid for income taxes	$-	$-	$-

Supplemental disclosure of noncash operating and financing activities:
Increase in related party payable from contribution of inventory	332,355	-	-
Warrants issued for deferred financing costs	6,786	-	-
Common shares issued for acquisition	1,099,435	-	-
Preferred shares issued for acquisition, net of discount	1,020,467	-	-
Notes issued for acquisition, net of discount	1,360,622	-	-
Acquisition of goodwill in acquisition	3,480,524	-	-

See accompanying notes to the consolidated unaudited financial statements

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

Note 1 - Nature of Business

OTM Holdings, Inc., a Florida corporation formerly known as On the Move Corporation ("OTMH"), was incorporated in Florida in April 2014 with the principal business objective of acquiring retail gasoline stations.  The corporation authorized 36,000 shares to be issued.  In July 2014, OTMH filed an amendment to its articles of incorporation, which authorized the issuance of one hundred million shares of common stock and twenty million shares of preferred stock.  Three million preferred shares were designated as Series A, of which none were issued prior to the recapitalization described below. In November 2015, the Company changed its name to OTM Holdings, Inc.

Under a Share Exchange Agreement dated May 2, 2015, amended on September 15, 2015, and effective on November 5, 2015, On The Move Corporation ("OTM Corp" or the "Company"), a Nevada corporation formerly known as NAS Acquisition, Inc., issued an aggregate of 42,597,000 shares of its common stock for a 100% interest in OTMH.  1,800,000 shares, which were issued in error, were subsequently cancelled, resulting in a final amount of 40,797,000 shares issued. For accounting purposes, the consummation of these actions resulted in a reverse merger because the OTMH shareholders controlled OTM Corp after the share exchange. OTMH is the accounting survivor and therefore the assets, liabilities, and historical operations are those of OTMH and the capital structure has been retroactively restated to reflect the capitalization of OTM Corp.

In November 2015, OTM Corp formed OTM USA Corp. ("OTM USA"), a Florida corporation.  It is a wholly owned subsidiary of OTM Corp.

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

Note 3 - Significant Accounting Policies

Fiscal Year
In 2015, OTMH adopted OTM Corp's fiscal year, thus changing its fiscal year-end from December 31 to June 30, effective beginning with its fiscal year ending June 30, 2015.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of On the Move Corporation and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated.  The Company makes operating decisions, assesses performance and manages the business as one reportable segment.

Basis of Presentation
The accompanying unaudited financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The statements of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited financial statements should be read in conjunction with the financial statements for the period inception through December 31, 2014 and notes thereto and other pertinent information contained in the Company's post-effective amendment for registration statement filed with the SEC on October 20, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such financial statements.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

Acquisition Reporting
As discussed in note 7, the Company entered into an Asset Purchase Agreement with West Boynton Auto Service, Inc., Spanish River Service, Inc., and Seeliva Industries, Inc., pursuant to which the Company purchased certain assets used in the operation of the retail convenience stores, which also sell motor fuels, at three locations.

The consolidated financial statements herein are presented under predecessor entity reporting and because the acquiring entity had nominal operations as compared with the acquired stations ("Predecessor Business"), prior historical information of the acquirer is not presented.

This new basis of accounting was created on January 14, 2016, the effective date of the Asset Purchase Agreement. In the following discussion, the results of operations and cash flows for the periods ended on or prior to January 13, 2016, and the financial position of the Predecessor Business as of balance sheet dates on or prior to January 13, 2016 are referred to herein as "Predecessor" financial information, and the results of operations and cash flows of the Company for periods beginning on January 14, 2016 and the financial position of the Company as of January 14, 2016 and subsequent balance sheet dates are referred to herein as "Successor" consolidated financial information.

Assets and operations for the Predecessor Business that were not acquired and liabilities of the Predecessor Business that were not assumed are classified as discontinued operations in the consolidated financial statements.

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

Deposits
Refundable security deposits for a vacant land contract, water and fuel are currently being held by third parties.  Refundable security deposits of $ 42,778 for two station leases are currently being held by a related party.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

Inventory
Inventories of fuel are valued at the lower of cost, generally applied on a last-in, first-out ("LIFO") basis, or market. Merchandise inventories held for resale are valued at a percentage of retail value.

Goodwill
Goodwill represents the excess of the purchase price over the fair value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Goodwill acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. The Company assesses goodwill for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference.

Long-Lived Assets
The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including property and equipment and assets with finite lives, is to review the carrying value of the assets, annually, during the fourth quarter, or whenever events or changes in circumstances indicate that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value.

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

Earnings Per Share Information
FASB ASC 260, "Earnings Per Share" provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same at March 31, 2016 for the Successor Company, as there were no common stock equivalents outstanding.  Earnings per share information is not shown for the Predecessor Business because it consisted of three companies and presenting shares outstanding would not be meaningful.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

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

Note 4 – Inventory

Inventory at March 31, 2016 and June 30, 2015 consisted of the following:

	Successor	Predecessor
	3/31/16	6/30/15
Fuel inventory	90,830	61,579
Merchandise inventory	376,198	230,655
Car repair parts inventory	22,455	-
Total inventory	$489,483	$292,234

Note 5 - Stockholders' Equity

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

2,000,000 shares are designated as Series A convertible preferred stock with a $0.0001 par value and a $1.25 stated value.  2,000,000 shares were issued in conjunction with the Stewarts agreement as discussed in note 6.

8,000,000 shares are designated as Series B convertible preferred stock with a $0.0001 par value and a $1.00 stated value. 1,099,434 shares were issued in January 2016 as discussed in note 7.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

Common stock

The authorized common stock of the Company consists of 100,000,000 shares with a $0.0001 par value. During the period January 14, 2016 through March 31, 2016, the Company issued 70,500 shares at $1 per share, of which 70,000 shares were sold to a related party.  Additionally, the Company collected $9,100 of subscription receivables related to share sales prior to January 14, 2016.

In July 2015, the Company issued a convertible promissory note for $50,000, 8% interest, payable on the earlier of November 20, 2015 or the date on which the Company consummates an initial public offering of its securities.  The principal balance could be prepaid at any time and the payee could exchange the note for 70,000 unrestricted common shares of the Company as payment in full. In November 2015, the Company issued 70,000 shares as payment for this note.

In January 2016, the Company issued 1,099,434 shares as discussed in note 7.  These shares have not been physically issued as of the date of this filing.

Common Stock Warrants

On February 23, 2016, the Company engaged a third party for corporate advisory services. In addition to paying a 5% finders' fee should the third party introduce the Company to financing for the Company, the engagement required a non-refundable retainer of a warrant for 50,000 common shares of the Company's common stock, exercisable any time after nine months from the date of the agreement at an exercise price of $0.001 per share, and a five year term from the date of allowed exercise.  In the event the third party is successful in obtaining a written commitment for financing for the Company of at least $850,000, an additional warrant will be issued to acquire 200,000 common shares of the Company's common stock at an exercise price of $0.001 per share, dated the date of the written financing commitment.  This additional warrant will be exercisable in whole or in part over five years from the date of issuance, but not exercisable for twelve months post issuance.  The fair value of the warrant for 50,000 common shares was determined to be $49,951 using the Black-Scholes Option Pricing Model.  The warrant for 200,000 common shares has not yet been granted and therefore no value has been assigned to it.

The significant assumptions used in the Black-Scholes Option Pricing Model during the period February 23, 2016 through March 31, 2016 were as follows:

Range
Expected dividends	-%
Expected term (years)	2.88
Volatility	48.7%
Risk-free rate	0.88%

During the period February 23, 2016 through March 31, 2016, aggregate warrant expense was $6,786, which was capitalized as deferred financing costs. The remaining $43,165 will be capitalized as deferred financing costs over the remaining vesting period.  This amount is subject to adjustment since a measurement date has not yet been met under ASC 505-50.  Volatility of a competitor's common stock price was used instead of the Company's because of the lack of its trading history.

On March 1, 2016, the Company engaged a third party for corporate finance advisory services (the "Service Agreement").  In addition to a monthly fee, the Service Agreement also grants 500,000 cashless warrants.  These warrants shall be issuable in warrant tranches on a quarterly basis.  The first tranche of 125,000 warrants shall be earned and issuable on the 91st day following the execution of the Service Agreement and subsequent tranches of 125,000 warrants shall be issuable every 90 days thereafter.  In the event the Company elects early termination, then the third party's right to any quarterly tranches of warrants that would have been earned and issued as described above will be deemed null and void. The fair value of the warrant for 500,000 common shares was determined to be $500,000 as this grant had the characteristics of a stock grant.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

During the period March 1, 2016 through March 31, 2016, aggregate warrant expense was $41,667, which was expensed as professional fees. The remaining $458,333 will be expensed over the remaining granting period of eleven months.  This amount is subject to adjustment since a measurement date has not yet been met under ASC 505-50.

A summary of warrant activity for the period January 14, 2016 through March 31, 2016 is reflected below:

		Weighted-
		Average
	Warrants	Exercise Price
Outstanding at January 14, 2016	-	$-
Granted	550,000	0.001
Canceled	-	-
Forfeited	-	-
Outstanding at March 31, 2016	550,000	$0.001
Exercisable at March 31, 2016	0	$-

The weighted average remaining life of warrants outstanding at March 31, 2016 was 2.78 years.

Note 6 – Commitments

In July 2014, OTM entered into an employment agreement with the Company's CEO.  The annual base salary is $395,000 and term of employment is five years.  The CEO is entitled to participate in bonus plans as the Board shall determine from time to time.  In the first year of employment, the CEO will be entitled to receive a total annual bonus in an amount of up to $200,000, based on performance. In May 2014, the Company issued a one-time retention equity award of 1,000,000 shares of restricted stock units of common stock that vested immediately. The agreement was modified in May 2015 to be effective at the closing of the Share Exchange Agreement.  Due to the financial condition of the Company, effective as of July 2014, the Company's CEO has agreed reduce the annual base salary to $100,000 and to forego payment thereof unless and until the Company has raised a minimum of $3,000,000 or until the Company's Board of Directors believes there is sufficient cash flow with which to pay a greater salary.  At March 31, 2016, accrued compensation for the CEO, which includes salary, bonus, and related payroll taxes, totaled $129,710.

In July 2014, OTM entered into an employment agreement with the Company's President and Chief Operating Officer.  The annual base salary is $395,000 and term of employment is five years.  The President is entitled to participate in bonus plans as the Board shall determine from time to time.  In the first year of employment, the President will be entitled to receive a total annual bonus in an amount of up to $200,000, based on performance. In May 2014, the Company issued a one-time retention equity award of 1,000,000 shares of restricted stock units of common stock that vested immediately. The agreement was modified in May 2015 to be effective at the closing of the Share Exchange Agreement.  Due to the financial condition of the Company, effective as of July 2014, the Company's President and Chief Operating Officer has agreed reduce the annual base salary to $100,000 and to forego payment thereof unless and until the Company has raised a minimum of $3,000,000 or until the Company's Board of Directors believes there is sufficient cash flow with which to pay a greater salary.  At March 31, 2016, accrued compensation for the President and Chief Operating Officer, which includes salary, bonus, and related payroll taxes, totaled $129,710.

In July 2014, OTM entered into an employment agreement with the Company's Executive Vice President and Chief Branding Officer ("EVP").  The annual base salary is $300,000 and term of employment is five years.  The EVP is entitled to participate in bonus plans as the Board shall determine from time to time.  In the first year of employment, the EVP will be entitled to receive a total annual bonus in an amount of up to $200,000, based on performance. In May 2014, the Company issued a one-time retention equity award of 1,000,000 shares of restricted stock units of common stock that vested immediately. The agreement was modified in May 2015 to be effective at the closing of the Share Exchange Agreement.  Due to the financial condition of the Company, effective as of July 2014, the Company's EVP agreed reduce the annual base salary to $100,000 and to forego payment thereof unless and until the Company has raised a minimum of $3,000,000 or until the Company's Board of Directors believes there is sufficient cash flow with which to pay a greater salary.  At March 31, 2016, accrued compensation for the EVP, which includes salary, bonus, and related payroll taxes, totaled $104,338.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

On September 15, 2015, OTM entered into a Lease Agreement with Automated Petroleum & Energy Company, Inc. for premises located in Lakeland, Florida.  In February 2016, the Company terminated the Lease Agreement and the Company will not move forward on this location.

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

Under the terms of the Area Development Agreement, the Company is obligated to open the 250 Stewart's locations within 12 years under an agreed upon timeline.  The Company will enter into separate franchise agreements for each location upon approval of the site by Stewart's.  The Company was also granted a right of first refusal for development rights in North Carolina and South Carolina during the first 12 years of the term of the agreement, together with a 24-month option for the same exclusive rights in those states at a 50% development fee and 125 locations over 12 years.

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

The Company evaluated the convertible feature of the preferred stock under ASC 815 and concluded that derivative accounting was not required, therefore the conversion feature qualified to be an equity instrument.  The Company evaluated the conversion option under ASC 470 and concluded that it was not a beneficial conversion feature.  The Company considered ASC 480 to determine if the Series A convertible preferred stock should be classified as a liability or as equity.  The Company's conclusion was that it was equity under ASC 480.

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

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

The terms of each of the triple net leases for the Okeechobee Location and the Royal Palm Location are substantially similar.  The lease term is for a period of 10 years with a right to renew for an additional 10-year period.  The base rent is $256,721.16 per year, per location, payable in advance in equal monthly installments of $21,393.43 per month which includes all sales, state, property and tangible taxes and insurance.  The rent amount for each lease will be adjusted annually in accordance with any increase or decrease in the amount of property tax and insurance for the location.  The base rent will increase $3,600 per year commencing in the second year of the lease term.  The lessor may terminate the lease upon 30 days notice to OTM USA in the event the Company fails to pay the rent in a timely manner.  Security deposits of $25,000 for each lease were paid; deposits are subject to increase at the option of the lessor up to an additional $25,000 plus three months rent and seven days of projected fuel sales.  Total annual minimum lease payments going forward are $387,834 in 2016, $520,859 in 2017, $528,059 in 2018, $534,825 in 2019, $542,459 in 2020, $549,659 in 2021, $556,859 in 2022, $564,059 in 2023, $571,259 in 2024, and $561,250 in 2025.  Total rent payments aggregate $5,458,423 over the life of the lease. The Company considered the four lease classification criteria in ASC 840-20 and determined that the leases satisfied none of them and accordingly, recorded this as an operating lease and not a capital lease. Specifically, the lease is ten years, which is less than the 75% of its economic life and the present value of the lease payments is less than 90% of the stations' future value.

In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease.  Rent expense in December 2015 was $12,938 but commencing in January 2016, rent expense on a straight-line basis is $22,743 per month, per station over the life of the lease.  Deferred rent liability related to these leases is $8,100 as of March 31, 2016.

Note 7 – Acquisition

On January 28, 2016, the Company entered into an Asset Purchase Agreement with West Boynton Auto Service, Inc. d/b/a Hagen Ranch Texaco ("Hagen Ranch"), Spanish River Service, Inc., d/b/a Jupiter Farms Chevron ("Jupiter Farms") and Seeliva Industries, Inc., d/b/a Wellington BP ("Wellington") pursuant to which the Company purchased certain assets used in the operation of the retail convenience stores, which also sell motor fuels, at these three locations.  The sellers were affiliates of Mr. Jay Seewald, an executive officer and director of the Company.  The effective date of the acquisitions was January 14, 2016 as to two of the locations and January 15, 2016 as to the third location.  This is the accounting acquisition date and operations for these three locations are included in the Successor financial statements from this date forward.  These retail stores were previously owned and operated by companies controlled by Mr. Seewald. The Hagen Farms location had been operated for 11 years, the Jupiter Farms location had been operated for six years and the Wellington location had been operated for six years.  Each of the Jupiter Farms and Wellington locations have a Dunkin Donuts franchise at the location which will be retained.

Under the terms of the Asset Purchase Agreement, the Company paid an aggregate of $3,664,780 for these assets, which was discounted to a value of $3,480,524 as discussed below.  The consideration included six month secured promissory notes in the aggregate principal amount of $1,465,912 (the "Secured Notes"), discounted to a value of $1,360,622; an aggregate of 1,099,434 shares of our Series B Convertible Preferred Stock (the "Series B Preferred") which has a stated value of $1,099,434, discounted to a value of $1,020,467; and an aggregate of 1,099,434 shares of our common stock valued at $1,099,434.  As additional consideration, the Company also agreed to pay each seller a six-month transition management fee equal to the net profits, as computed in accordance with GAAP, for the location, which fee is paid to J&L Services of Palm Beach, Inc., a Florida corporation that is an entity affiliated with the sellers.  The Company will also purchase the inventory and motor fuel on hand at each location as of the closing date in cash, which such amount shall be due within 60 days of the closing date.  Each seller has verbally agreed to extend the due date of the inventory and motor fuel payment until May 31, 2016

The terms of each of the Secured Notes are identical and provide that the notes mature on July 27, 2016, subject to an extension of 60 days at our discretion.  The notes do not bear interest from the issuance date through the initial maturity date, and thereafter bear interest at 6% per annum.  Each note is secured by a blanket security interest in the assets at the respective location.  In the event of default under the terms of a Secured Note, the holder would be entitled to foreclose on the assets at that location.  An "event of default" includes the Company's failure to pay the note when due, the Company's failure to redeem the Series B Preferred issued as partial consideration to that seller for the stated value prior to the maturity date of the note as well as customary bankruptcy and creditor assignment provisions.  Upon an event of default under one or more of the Secured Notes, the Series B Preferred issued to that seller would be immediately cancelled without consideration to the seller.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

The Company considered ASC 480 to determine if the Series B Preferred should be classified as a liability or as equity.  The Company's conclusion was that it was a liability under ASC 480 due to the redemption features in the Secured Notes requiring redemption of the Series B Preferred.

In determining the fair value of the Series B Preferred shares issued, the Company determined that due to the likelihood of the redemption of the Series B Preferred before the notes mature, the Series B Preferred were valued at $1/share, the shares' redemption value, less a discount of $78,967, reflecting the six-month time period and the Company's borrowing rate of 15%.  The common shares issued as part of the transaction were valued at $1/share, the value of recent purchases of common shares.  The Secured Notes were valued at their principal value, less a discount of $105,290, reflecting the six-month time period and the Company's borrowing rate of 15%.  The discount will be amortized over the six months.

Total consideration given is as follows:

	Face Value	Less Discount	Fair Value
Common stock	1,099,435		1,099,435
Series B Preferred	1,099,434	(78,967)	1,020,467
Secured Notes	1,465,912	(105,290)	1,360,622
Subtotal	3,664,781	(184,257)	3,480,524

Related party payables	338,600	-	338,600
Total	$4,003,381	$(184,257)	$3,819,124

The Company determined that the intangible assets purchased had nominal value and allocated the purchase price as follows:

Inventory	332,355
Petty cash	6,245
Goodwill	3,480,524
Total acquisition cost	$3,819,124

The Asset Purchase Agreement, which contains customary cross indemnification provisions, provided that each seller is to deliver to the Company audited financial statements for each location, within 74 days from the effective dates and prepared in accordance with GAAP and in conformity to the rules and regulations of the Securities and Exchange Commission.  The Company had agreed to pay the costs of the audits.  Should any seller fail to make this delivery, the seller would be prohibited from asserting an event of default under the note.  This date has passed and the sellers have not yet delivered the audited financial statements for each location.

In connection with the acquisitions of these businesses, through a wholly-owned subsidiary the Company has entered into lease agreements with the various lessors of the real property at which these retail stores are located.  The lessor for each location is as follows:  Reitano Enterprises, Inc., a related party, with respect to the Jupiter Farms location;West Boynton Auto Services, Inc., a related party, with respect to the Hagen Ranch location; and Automated Petroleum & Energy Co., Inc., an unaffiliated third party, with respect to the Wellington location.  Reitano Enterprises, Inc. and West Boynton Auto Services, Inc. are companies controlled by two individuals who are officers and directors of the Company.

The Jupiter Farms and Hagen Ranch leases provide for a term of 10 years with a right to renew for an additional 10 year period.  The Wellington lease provides for a term of 9 years and eleven months with rights to renew for two additional 5-year periods.  The initial annual base rent is as follows: $438,000 for Jupiter Farms; $396,000 for Hagen Ranch; and $253,920 for Wellington; plus, in each instance, sales taxes and any other government taxes.  The amount of base rent is subject to escalation over the terms of the respective leases.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

Total annual minimum lease payments going forward are $864,896 in 2016, $1,172,052 in 2017, $1,208,119 in 2018, $1,237,201 in 2019, $1,267,012 in 2020, $1,297,571 in 2021, $1,328,898 in 2022, $1,361,013 in 2023, $1,393,937 in 2024, and $1,427,690 in 2025.  Total rent payments aggregate $12,558,389 over the life of the leases. The Company considered the four lease classification criteria in ASC 840-20 and determined that the leases satisfied none of them and accordingly, recorded this as an operating lease and not a capital lease. Specifically, the lease is ten years, which is less than the 75% of its economic life and the present value of the lease payments is less than 90% of the stations' fair value.

In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease.  Rent expense in January 2016 was $53,608 but commencing in February 2016, rent expense on a straight-line basis will be $107,216 per month over the life of the lease.  Deferred rent liability related to these leases is $20,095 as of March 31, 2016.

Note 8 – Contingencies

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

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

Note 9 – Related Party Transactions

As discussed in note 3, the consolidated financial statements herein are presented under predecessor entity reporting. The predecessor statements' record related party payables and receivables for borrowings from and loans to related parties.  All are verbal agreements without interest and none of these assets or liabilities were assumed in the acquisition.

Related party receivable balances at March 31, 2016 and June 30, 2015 consisted of the following:

	Successor	Predecessor
	March 31, 2016	June 30, 2015
Spanish River Service, Inc.	-	$75,000
JRSM Investments, LLC	-	50,150
Florida Petroleum LLC	-	50,000
J&L Services of Palm Beach, Inc.	-	205,000
SW Florida Petroleum, LLC	-	75,000
	-	$455,150

Related party payable balances at March 31, 2016 and June 30, 2015 consisted of the following:

	Successor	Predecessor
	March 31, 2016	June 30, 2015
Reitano Enterprises, Inc.	$184,062	$-
West Boynton Auto Services, Inc.	548,822	-
Spanish River Service, Inc.	800,897	-
Seeliva Industries, Inc.	454,792	-
J&L Services of Palm Beach, Inc.	105,737
Jay Seewald	-	84,013
Discount on notes as discussed in note 7	(105,289)	-
	$ $ 1,989,021	$84,013

On June 4, 2015, OTM loaned $10,000 to its EVP.  The loan term was six months and interest accrued at 5% per annum.  During the six months ended December 31, 2015, the Company loaned an additional $15,000 to its EVP.  Upon the closing of the Share Exchange Agreement, the balance of $25,372 was applied to the accrued compensation due to him.

As discussed in note 6, the Company is leasing two stations from Reitano Enterprises.  The opening inventory of the stations and petty cash was purchased from Reitano Enterprises; the inventory's carryover value of $182,788 plus petty cash of $1,274 is reflected as a related party payable in the financial statements.  The payable is unsecured, does not accrue interest, and is due in December 2016.  There is no prepayment penalty.

As discussed in Note 7, in connection with the Asset Purchase Agreement the Company agreed to pay a transitional management fee equal to the "net profit" of the acquired businesses for a period of six months following the closing of the Asset Purchase Agreement, which amount is being paid to J&L Services of Palm Beach, Inc. ("J&L"), an entity that is an affiliate of Mr. Jay Seewald, an executive officer and director of the Company. At March 31, 2016, management fees of $105,737 were payable to J&L.

In connection with the acquisitions of these businesses, through a wholly-owned subsidiary, the Company has entered into lease agreements with the various lessors of the real property at which these retail stores are located.  The lessor for the Jupiter Farms location is Reitano Enterprises, Inc. and the lessor for the Hagen Ranch location is West Boynton Auto Services, Inc. The opening inventory of the stations and petty cash was purchased from the sellers. The inventory's carryover value of $332,355 plus petty cash of $6,245 is reflected as a related party payable in the financial statements.  As discussed in note 7, each seller in connection with the Asset Purchase Agreement, the Company was to make the inventory and motor fuel payment to the sellers within 60 days of the closing of the transactions contemplated under the Asset Purchase Agreement.  Notwithstanding, the sellers have agreed to extend the due date of the inventory and motor fuel payment until May 31, 2016.

On the Move Corporation and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
March 31, 2016

As discussed in note 6, each of the Company's CEO, President and Chief Operating Officer and EVP, has agreed to reduce the amount of the annual base salary to $100,000 and to forego payment thereof unless and until the Company has raised a minimum of $3,000,000 or until the Company's Board of Directors believes there is sufficient cash flow with which to pay a greater salary.

Note 10 – Subsequent Events

On June 2, 2016 the Company entered into the First Amendment to the Asset Purchase Agreement with West Boynton Auto Service, Inc., Spanish River Service, Inc. and Seeliva Industries, Inc. (the "First Amendment").  The First Amendment (i) extended the due date of the payment for the inventory purchased in the transaction to June 15, 2016, and (ii) the closing dates of the transaction were amended to January 14, 2016 with respect to the Wellington and Jupiter Farms Locations and January 15, 2016 with respect to the Hagen Ranch Location.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations.

As described in Note 7 to the unaudited consolidated financial statements appearing elsewhere in this report, pursuant to the terms of the Asset Purchase Agreement with certain related parties, effective January 14, 2016, we purchased certain assets from Spanish River Service, Inc., d/b/a Jupiter Farms Chevron ("Jupiter Farms") and Seeliva Industries, Inc., d/b/a Wellington BP ("Wellington") and effective January 15, 2016, we purchased certain assets from West Boynton Auto Service, Inc. d/b/a Hagen Ranch Texaco ("Hagen Ranch"), all of which are used in the operation of the retail convenience stores, which also sell motor fuels, at these three locations.  The sellers were affiliates of Mr. Jay Seewald, an executive officer and director of our company.  Under applicable SEC rules, the purchase of these assets were considered the purchase of a "business" even though we did not acquire the stock of any of the entities.  As used in this report, the term "Predecessors" refers to the operation of the assets of each of Jupiter Farms, Wellington and Hagen Ranch we acquired prior to the effective date of the closings of the Asset Purchase Agreement on January 14, 2016 and January 15, 2016, respectively, as described in Note 7 in the unaudited consolidated financial statements appearing earlier in this report, and the term "Successor" refers to the Company on a consolidated basis after the closing of the transaction including its operations prior to the closing of the Asset Purchase Agreement.  Discontinued operations referred to the Predecessor periods related to notes payable by the Predecessor to affiliated entities, including interest on these notes.  These obligations were not assumed by us under the terms of the Asset Purchase Agreement.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements that are included elsewhere in this report. While we are required to provide historic financial information for the Predecessor, readers should not place undue reliance on historic Predecessor financial information which is unaudited.  See Part II, Item 1A. of this report.  In addition, there are no assurances that the results of operations of the Predecessor will be comparable to our results of operations in future periods.

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

Overview

Our business strategy is to own, manage and operate convenience stores with gas stations some or all of which will operate under the brand name "On the Move." Our retail stores offer beverage and tobacco and lottery products; health and beauty aids; automotive products; and other non-food items, as well as a selection of food items including "American Fare" prepared foods, such as hamburgers, sandwiches, salads, fries and shakes in conjunction with our exclusive Area Development Agreement with Stewart's All American Corp. ("Stewart's"), the franchisor of the Stewart's Restaurant chain, under which we intend to open franchise locations within or in close proximity to certain of our OTM retail stores. In addition, these locations will also provide the retail sale of gasoline or gasohol on a self-service basis, and certain locations will also offer car wash and automotive repair facilities. We intend to grow our company through acquisitions as well as internal growth, including:

•	improving our existing retail locations by updating and renovating the interior and exterior physical structures;
•	executing a prudent growth strategy of blending new store growth with acquisitions, creating a broad geographic footprint and infrastructure throughout the State of Florida;
•	creating our own retail store brand and delivering superior imaging, lighting, pricing facilities, cleanliness, drive-thrus and customer offerings for time strapped consumers; and
•	creating our own independent fuel brand and delivery system and eventually the delivery of alternative fuels such as natural gas, hydrogen and electric charging stations.

    In pursuit of this goal we have leases in place for our first five locations in key areas in Florida.  In December 2015, we entered into lease agreements with a related party for two locations in Okeechobee and Royal Palm Beach, Florida, and in January 2016, we closed an Asset Purchase Agreement with a related party pursuant to which we acquired the businesses of three retail stores located in Boynton Beach, Wellington and Jupiter, Florida.  As a result of these transactions, we began generating revenues during the second quarter of 2016.  Five of our retail stores are currently operating under the On the Move brand.

Our near-term business plan is to expand to more than 25 retail stores by the end of 2016. This would increase the On the Move brand in key demographic areas throughout the State of Florida. It is anticipated that some or all of these retail stores will be acquired from entities owned and controlled by Mr. Seewald, an executive officer and director of our company. As of this date we have not entered into any agreements to open or acquire additional retail stores from Mr. Seewald, other than for the businesses we acquired in January 2016 as described elsewhere herein.

In order to implement our business strategy, we estimate that we need to raise approximately $5,000,000, which includes providing funds to:

•	fully convert the new locations to the On the Move brand;
•	fulfill the terms of the Area Development Agreement with Stewart's through calendar year 2016;
•	pay costs associated with the audits of the recently acquired locations;
•	pay for the inventory at the businesses we acquired;
•
satisfy $1,465,912 due related parties on July 27, 2016 under the terms of the secured promissory notes (the "Secured Notes") we issued in January 2016 as partial consideration for the acquisition of three stores; and

•	pay $1,099,434 to redeem the Series B Convertible Preferred Stock we issued in January 2016 to related parties as partial consideration for the acquisition of the three stores

In addition to funds necessary to further implement our business strategy, we also need capital to fund our operating expenses.  While the acquisitions of the three businesses in January 2016 are generating revenues for our company, under the terms of the Asset Purchase Agreement, we also agreed to pay each seller a six-month transition management fee equal to the net profits, as computed in accordance with GAAP, for each location.

Although we raised $224,900 in capital during the third quarter of fiscal 2016, we do not have any firm commitments for additional capital and there are no assurances we will be successful in our efforts to raise the additional funds.  We expect to encounter certain challenges in raising the capital necessary to satisfy these existing obligations.  As described elsewhere herein, we have yet to file the audited financial statements for the businesses we acquired in January 2016 and, accordingly, are not considered "current" in our reporting obligations under Federal securities laws.  There is no market for our common stock and we do not expect that one will be developed until such time as we are "current" in our reporting obligations.  Any failure by us to raise this capital will adversely impact our ability to pay our obligations as they become due, expand our existing operations and further implement our acquisition strategy.

Results of operations

As described elsewhere herein, our revenues for the Successor period included revenues from our Okeechobee and Royal Palm Beach, Florida locations which we leased in December 2015 for the entire period, together with revenues from the Predecessors' businesses.  Our revenues during the Predecessor periods included revenues from the businesses of the Predecessors. While the revenues during the Successor period reflects revenues of approximately $1,457,354 attributable to our Okeechobee and Royal Palm Beach locations, because of the differences in the scope of the Successor period (January 14, 2016 to March 31, 2016) as compared to the Predecessor period (January 1, 2015 to March 31, 2015) the Successor period does not include revenues attributable to the Predecessor during the first 13 days of January 2016.  These revenues are reflected in a separate column on our unaudited consolidated statement of operations appearing elsewhere in this report.  Had we been able to consolidate those revenues with the Successor period revenues, our revenues would have increased 5% in the 2016 period reflecting the revenues attributable to the two additional stations and increases in nonfuel sales, offset by a decline in fuel sales at the Predecessor locations as a result of lower gas prices. The increase in revenues from nonfuel sales is attributable to increased sales volume.

During the Successor period approximately 64% of our total revenues for the Successor are from fuel sales which had a margin of 11% and the remaining 36% of revenues were generated from sales at the convenience stores, including the fast food franchises, and, depending upon the particular location, car wash and automotive repair sales at these locations, which, in the aggregate, had a margin of 27%.  During the Predecessor period, approximately 72% of the revenues were attributable to fuel sales which had a margin of 7% and the remaining 28% of revenues were generated from sales at the convenience stores, car wash, and repair facilities which had an aggregate margin of 31%.

We are subject to fluctuating margins on fuel sales as a result of market influences.  Material decreases in wholesale fuel costs may temporarily increase our margins until such time as the general market reflects a decline in retail fuel costs.  Conversely, material increases in wholesale fuel costs in future periods may adversely impact our margins on fuel sales if we are unable to pass along the increases to our customers.  In addition, to remain competitive, we must offer a selection of convenience store, prepared food, car wash and automotive repair products and services at competitive prices to meet consumer demand. As with wholesale fuel costs, fluctuations in the wholesale costs of store and other inventory will impact our margins in future periods.

In addition to the cost of fuel and other goods sold by us, our operating expenses include station and operating expenses, general and administrative expenses as well as professional fees.  Station and other operating expenses, which include, but are not limited to, the cost of electricity, insurance, bank and credit card fees and the transitional management fee paid to the sellers of the three recently acquired stations, were approximately 18% of our revenues.  Similar to the costs of goods sold, fluctuations in the cost at which we can obtain these services may adversely impact our margins in future periods.  General and administrative expenses includes expenses for management personnel.  The increase in general and administrative expenses in the Successor period from the Predecessor period is primarily attributable to higher compensation costs and rental expense.   As we continue to grow our company we expect these costs will continue to increase in future periods.  Professional fees included fees associated with our acquisition strategy, as well as the costs incurred to comply with applicable regulatory requirements, such as filing and other requirements of the Securities and Exchange Commission and will vary from period to period.

Under the terms of the Asset Purchase Agreement for the January 2016 transaction, we agreed to pay each seller a monthly transitional management fee for a period of six months from the closing in an amount equal to the net profits (determined in accordance with U.S. GAAP) from the business at each location.  The transitional management fee is to be calculated by us and paid bi-weekly.  For the third quarter of fiscal 2016 the monthly transitional fee totaled $320,800.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2016 we had approximately $360,000 in cash and a working capital deficit of $2,729,201, as compared to cash of approximately $208,000 and working capital of $2,122,541 at June 30, 2015 (unaudited).  These changes are primarily attributable to increases in accounts payable and accrued expenses and related party payables associated with a contribution of inventory and the Secured Notes described below.

As described elsewhere in this report, Secured Notes in the aggregate principal amount of $1,465,912 due related parties mature on July 27, 2016, subject to an extension of 60 days at our discretion.  The notes do not bear interest from the issuance date through the initial maturity date, and thereafter bear interest at 6% per annum.  Each note is secured by a blanket security interest in the assets at the respective related location.  In the event of default under the terms of a Secured Note, the holder would be entitled to foreclose on the assets at that location.  An "event of default" includes our failure to pay the note when due, our failure to redeem the Series B Convertible Preferred Stock issued as partial consideration to each respective seller for the stated value prior to the maturity date of the note, as well as customary bankruptcy and creditor assignment provisions.  Upon an event of default under one or more of the Secured Notes, the Series B Convertible Preferred Stock issued to that seller would be immediately cancelled without consideration to the seller. The Asset Purchase Agreement provided that each seller was to deliver to us audited financial statements for each location, within 74 days from the closing date.  The terms of the Asset Purchase Agreement further provided that should any seller fail to make this delivery, the seller would be prohibited from asserting an event of default under the note.  The acquisition audits have not yet been completed.  Accordingly, as more than 74 days have passed since the closing date of the Asset Purchase Agreement through the date of this report, the sellers are prohibited from asserting an event of default under the Secured Notes should we fail to satisfy same at maturity.

Cash flows

Net cash provided by operating activities for the period of January 14, 2016 through March 31, 2016 was $39,468, which primarily reflects increases in our accounts payable and accrued expenses and related party payables.

Net cash used in investing activities for the period of January 14, 2016 through March 31, 2016 was $50,290 and reflects the security deposits we have paid in connection with the three new locations.

Net cash provided by financing activities for the period of January 14, 2016 through March 31, 2016 was $85,845 which reflects proceeds from the sale of our common stock and related party loans.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our consolidated financial statements appearing elsewhere in this report.

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

Item 4.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer, who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of (i) our failure to timely file the Current Report on Form 8-K/A containing the historic audited financial statements of the businesses we acquired in January 2016, and (ii) continuing material weaknesses in our internal control over financial reporting as reported in our Annual Report on Form 10-K for the period ended June 30, 2015.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings.

None.

Item 1A.         Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part II, Item 1A in our Quarterly Report on Form 10-Q for the period ended December 31, 2015 and our filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-Q.

We have not filed the historical audited financial statements of the businesses we acquired in January 2016 as required by the rules and regulations of the SEC.  Accordingly, we are not considered "current" in our reporting obligations which could have a material adverse effect on our company.

In January 2016 we acquired the businesses of three retail stores from corporations controlled by Mr. Jay Seewald, a related party.  Under SEC rules the acquisition of a "business" requires the filing of historical audited financial statements of the acquired business within 74 days from the closing date of the acquisition.  We have not yet filed the historical audited financial statements for these three businesses and do not presently know when the audits will be complete.  Accordingly, we are not considered "current" in our reporting obligations.  Until such time these audits are completed and filed with the SEC, we are unable to file any registration statements.  The present inability to file a registration statement with the SEC could adversely impact our ability to raise the capital which is necessary to fund our operating expenses, satisfy our obligations and implement and execute upon our strategic growth strategy.  In addition, until such time as the acquisition audits are completed and filed with the SEC, we are also unable to pursue the quotation of our common stock in the public market.

The historic financial information for the Predecessor appearing in this report is unaudited and does not reflect the historic operations of our company.

While we are required to provide historical financial information for the Predecessor prior to the closing of the Asset Purchase Agreement in January 2016 under the applicable SEC rules, this information is unaudited.  As the audits of the acquired businesses have not been completed, there are no assurances whatsoever that the results of the audits will not materially change the unaudited financial information presented herein.  In addition, the results of operations of the Predecessor may have no bearing on our results of operations in future periods.  Readers should not place undue reliance on the unaudited historic financial information of the Predecessor contained in this report.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

Between January 2016 and March 2016 we sold an aggregate of 224,900 shares of our common stock at a purchase price of $1.00 per share to 64 investors in a private offering.  We did not pay any commissions or finder's fees and we are using the net proceeds for working capital.

On February 23, 2016 we agreed to issue the Empire Retainer Warrant described in Item 5 below.  As of the filing date of this report we have not yet issued the warrant.  We will file a copy of the warrant, once issued, in a subsequent filing by us with the SEC.

On March 1, 2016 we agreed to issue the Hanover Warrant described in Item 5 below.  As of the filing date of this report we have not yet issued the warrant.  We will file a copy of the warrant, once issued, in a subsequent filing by us with the SEC.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.              Mine Safety Disclosures.

Not applicable to our company's operations.

Item 5.              Other Information.

On February 23, 2016 we entered into a Commercial Debt Financing Agreement with Empire Global Advisory Services, LLC ("Empire") pursuant to which we engaged Empire to assist us in finding non-securitized debt financings.  Under the terms of this agreement, we agreed to pay Empire a non-refundable retainer in the form of a warrant to purchase 50,000 shares of our common stock at a total cashless exercise price of $50.00 (the "Empire Retainer Warrant"), which will be exercisable for a five-year term commencing nine months after the date of the agreement.  In the event Empire directly or indirectly introduces us to a financing, we agreed to pay it a finder's fee of 5% of the committed financing.  At such time as we receive a written commitment for a financing of at least $850,000, we are obligated to issue Empire an additional warrant to purchase 200,000 shares of our common stock for an aggregate purchase price of $200.00 (the "Empire Success Warrant").  Our obligation to pay the finder's fee and issue the Empire Success Warrant runs for a 24-month period following the termination of the Commercial Debt Financing Agreement.  The agreement contains customary confidentiality, non-circumvention and indemnification provisions.

On March 1, 2016 we entered into a Service Agreement with Hanover International, Inc. ("Hanover") pursuant to which we engaged Hanover to provide certain investor relations and corporate advisory services.  The term of the agreement is for 12 months subject to early cancellation provisions.  As compensation for the services, we agreed to pay Hanover a monthly cash retainer of $3,500 for the first six months of the engagement which automatically increases to $5,000 per month thereafter for the balance of the term.  As additional compensation we agreed to issue Hanover cashless warrants to purchase up to 500,000 shares of our common stock, vesting quarterly in arrears at the rate of 125,000 warrants per quarter (the "Hanover Warrant").  Hanover is responsible for its expenses in rendering the services to us, subject to any reimbursement by us.  The agreement contains nondisclosure and indemnification provisions.  The foregoing summary of the terms and conditions of the Service Agreement is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.14 to this report.

On June 2, 2016 we entered into the First Amendment to the Asset Purchase Agreement with West Boynton Auto Service, Inc. d/b/a Hagen Ranch Texaco, a Florida corporation, Spanish River Service, Inc. d/b/a Jupiter Farms Chevron, a Florida corporation, and Seeliva Industries, Inc. d/b/a Wellington BP (the "First Amendment").  The First Amendment (i) extended the due date of the payment for the inventory purchased in the transaction to June 15, 2016, and (ii) the closing dates of the transaction were amended to January 14, 2016 with respect to the Wellington and Jupiter Farms Locations and January 15, 2016 with respect to the Hagen Ranch Location.  The foregoing summary of the terms and conditions of the First Amendment is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.15 to this report.

Item 6.               Exhibits.

No.	Description

10.14	Service Agreement dated March 1, 2016 by and between On The Move Corporation and Hanover International, Inc.

10.15	First Amendment to Asset Purchase Agreement dated June 2, 2016 by and among On The Move Corporation, West Boynton Auto Service, Inc., Spanish River Service, Inc. and Seeliva Industries, Inc.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/ 15d-14(a) principal financial and accounting officer*

32.1	Section 1350 Certification of Chief Executive Officer and principal accounting and financial officer*

101.INS	XBRL Instance Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.LAE	XBRL Taxonomy Extension Label Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.SCH	XBRL Taxonomy Extension Schema *

*            filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON THE MOVE CORPORATION

June 10, 2016	By:	/s/ Richard Reitano
Richard Reitano, Chief Executive Officer

Index to Exhibits

No.	Description

10.14	Service Agreement dated March 1, 2016 by and between On The Move Corporation and Hanover International, Inc.

10.15	First Amendment to Asset Purchase Agreement dated June 2, 2016 by and among On The Move Corporation, West Boynton Auto Service, Inc., Spanish River Service, Inc. and Seeliva Industries, Inc.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/ 15d-14(a) principal financial and accounting officer*

32.1	Section 1350 Certification of Chief Executive Officer and principal accounting and financial officer*

101.INS	XBRL Instance Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.LAE	XBRL Taxonomy Extension Label Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.SCH	XBRL Taxonomy Extension Schema *